Form 10-K
period 2021-12-31
CURTISS WRIGHT CORP
filed 2022-02-24
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2021 was approximately $4.8 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2022:

Class	Number of shares

Common stock, par value $1 per share	38,440,236

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2022 Annual Meeting of Stockholders to be held on May 5, 2022 are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation and its subsidiaries (we, the Corporation, or the Company) is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We expect that the diversification and breadth of our portfolio should improve our competitive positions in our core markets, mitigate the impact of business cycle or economic volatility, and allow us to drive growth in new products and markets. We believe we are well positioned in the markets in which we operate as we seek to leverage and build upon our critical mass to expand our global engineering, sales, support and manufacturing footprint.

We believe we are well positioned on high-performance platforms and critical applications that require our technical sophistication and benefit from decades of engineering expertise and knowledge transfer. Our portfolio of highly competitive technologies are relied upon to improve safety, operating efficiency, and reliability, while meeting performance requirements in the most demanding environments. Our ability to provide mission critical, niche products and services on a cost-effective basis is fundamental to our strategy to drive increased value to our customers. We compete globally, primarily based on technology and pricing.

We strive for consistent growth in sales, operating margin, diluted earnings per share and free cash flow, steady reinvestment back into the business, and a disciplined capital deployment strategy consisting of acquisitions and returns to shareholders, to drive long-term shareholder value.

Business Segments

We manage and evaluate our operations based on the products and services we offer and the different markets we serve. Based on this approach, we operate through three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power.

Our principal domestic manufacturing facilities are located in Arizona, California, New York, North Carolina, Ohio, Pennsylvania, and South Carolina, and internationally in Canada, Mexico, and the United Kingdom.

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and commercial aerospace markets and, to a lesser extent, the defense markets. The businesses in this segment provide a diversified offering of highly engineered products and services including: (i.) industrial and specialty vehicle products, such as electronic throttle control devices, joysticks, and transmission shifters, (ii.) sensors, controls, and electro-mechanical actuation components used on commercial and military aircraft, and (iii.) surface technology services, such as shot peening, laser peening, and engineered coatings. Certain industrial businesses within our Aerospace & Industrial segment are impacted primarily by general economic conditions, which may include consumer consumption or commercial construction rates, as the nature of their products and services primarily support global industrial, commercial vehicles, medical, and transportation industries. The commercial aerospace business is primarily impacted by original equipment manufacturers (OEM) production rates of new aircraft, while the defense business is primarily impacted by government funding and spending on new programs, primarily driven by the U.S. Government. The production and service processes rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market. The defense businesses in this segment provide a diversified offering of products including: Commercial Off-the-Shelf (COTS) embedded computing board-level modules, data acquisition and flight test instrumentation equipment, integrated subsystems, instrumentation and control systems, tactical communications solutions for battlefield network management, and electronic stabilization products. The defense businesses within our Defense Electronics segment are impacted primarily by government funding and spending, driven primarily by the U.S. Government. Our products typically support government entities in the aerospace defense, ground defense, and naval defense industries. As a result, we have varying degrees of platform-level content on fighter jets, helicopters, unmanned aerial vehicles (UAVs), ground vehicles, and nuclear and non-nuclear surface ships and submarines. Additionally, we provide avionics and electronics, flight test equipment, and aircraft data management solutions to the commercial aerospace market. Our defense businesses supporting government contractors typically utilize more advanced and ruggedized production and service processes compared to our commercial businesses and have more stringent specifications and performance requirements. The businesses in this segment typically market and distribute products through regulated government contracting channels.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets. For the naval defense market, we provide naval propulsion and auxiliary equipment, including main coolant pumps, power-dense compact motors, generators, steam turbines, valves, and secondary propulsion systems, primarily to the U.S. Navy. We also provide ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets through three service centers. The defense businesses in this segment are primarily impacted by government funding and spending on shipbuilding programs, primarily driven by the U.S. Government. For the power & process markets, we provide a diversified offering of products for commercial nuclear power plants and nuclear equipment manufacturers, including hardware, pumps, valves, fastening systems, specialized containment doors, airlock hatches, and spent fuel management products supporting the continued performance, safety and modernization of operating reactors. We also provide Reactor Coolant Pumps (RCPs) and control rod drive mechanisms for commercial nuclear power plants, most notably to support the Generation III+ Westinghouse AP1000 reactor design. In addition, we furnish specialized and innovative severe-service valve technologies and services, heat exchanger repair, and piping test and isolation products to the oil and gas, chemical, petrochemical and industrial markets worldwide. The businesses in this segment are dependent upon the need for ongoing maintenance, repair and overhaul of existing power plants, as well as the construction of new power plants globally, and typically market and distribute products through regulated or government contracting channels.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 18 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2021, 2020, and 2019, our foreign operations as a percentage of pre-tax earnings were 27%, 28%, and 31%, respectively, adjusted for impairment losses associated with our industrial valves business in Germany in 2021 and 2020.

Government Sales

Our sales to the U.S. Government and foreign government end use represented 55%, 53%, and 43% of total net sales during 2021, 2020, and 2019, respectively.

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

Customers

We have hundreds of customers in the various industries that we serve. No commercial customer accounted for more than 10% of our total net sales during 2021, 2020, or 2019.

Approximately 50% of our total net sales for 2021, 47% for 2020, and 38% for 2019 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including both direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Aerospace & Industrial	$155,276	$156,981	$142,666
Defense Electronics	600,085	470,949	367,923
Naval & Power	499,486	491,388	426,116
Total U.S. Government sales	$1,254,847	$1,119,318	$936,705

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

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
David C. Adams	Executive Chairman	Executive Chairman of the Board of Directors since January 1, 2021. Prior to this, he served as Chairman and Chief Executive Officer of the Corporation from January 1, 2015 until his resignation from that position on January 1, 2021. He served as President and Chief Executive Officer of the Corporation from August 2013. He also served as President and Chief Operating Officer of the Corporation from October 2012 and as Co-Chief Operating Officer of the Corporation from November 2008. He has been a Director of the Corporation since August 2013.	67	2005
Lynn M. Bamford	President and Chief Executive Officer	President and Chief Executive Officer of the Corporation since January 1, 2021. Prior to this, she served as President of the former Defense and Power segments of the Corporation from January 2020. She also served as Senior Vice President and General Manager of the Company’s Defense Solutions and Nuclear divisions from 2018, and Senior Vice President and General Manager of the Defense Solutions division from 2013. She has held various leadership positions in the Corporation since 2004. She has been a Director of the Corporation since January 1, 2021.	58	2021
Kevin M. Rayment	Vice President and Chief Operating Officer	Vice President & Chief Operating Officer of the Corporation since April 1, 2021. Prior to this, he served as President of the Aerospace & Industrial segment (f/k/a Commercial/Industrial) of the Corporation from January 2020. He has held various leadership positions in the Corporation since 2004.	52	2021
K. Christopher Farkas	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer of the Corporation since May 2020. Prior to this, he served as Vice President of Finance from December 2017 and served as Vice President and Corporate Controller of the Corporation from September 2014. He also served as Assistant Corporate Controller of the Corporation from May 2009.	53	2014
Paul J. Ferdenzi	Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary of the Corporation since March 2014. Prior to this, he served as Vice President of Human Resources of the Corporation from November 2011 and also served as Associate General Counsel and Assistant Secretary of the Corporation from June 1999 and May 2001, respectively.	54	2011
Robert F. Freda	Vice President and Treasurer	Vice President and Treasurer of the Corporation since January 2021. Prior to this, he served as Assistant Corporate Controller of the Corporation from June 2017 and also served as Director of Finance from September 2006.	54	2021
Gary A. Ogilby	Vice President and Corporate Controller	Vice President and Controller of the Corporation since May 2020. Prior to this, he served as Vice President of Finance and Administration of the Company’s Surface Technologies division from November 2016. He also served as Assistant Corporate Controller of the Corporation from 2014.	40	2020

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

Human Capital

At the end of 2021, we had approximately 7,800 employees in more than 20 countries, 7% of which are represented by labor unions and covered by collective bargaining agreements.

Set forth below are some of the key aspects of Curtiss-Wright’s human capital strategy:

Compensation Programs and Employee Benefits

Our success as an organization is ultimately dependent upon the success of our employees. As a result, we have made significant investments in order to attract, develop, and retain talented personnel, inclusive of competitive pay, equity-based compensation, benefits, training, and professional development opportunities. Notable programs offered include the following:

•Employer 401(k) matching contributions;
•Employee Stock Purchase Plan;
•Employer-sponsored health insurance;
•Tuition reimbursement program; and
•Training and professional development

In addition to the above, we also offer equity-based compensation plans to certain employees through the issuance of performance share units, restricted stock units, and cash-based performance units. Our equity compensation plans ultimately act as a key lever for rewarding and retaining key employees, while also aligning the interests of our key employees and shareholders. See Note 16 to the Consolidated Financial Statements for more information regarding our equity-based compensation plans.

Diversity and Inclusion

Curtiss-Wright believes in a diverse and inclusive workforce, where diverse backgrounds are represented, engaged, and empowered to inspire and innovate. Discrimination is not tolerated at Curtiss-Wright. We are committed to high ethical standards and equal employment opportunities in all personnel actions without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status. We maintain a Code of Conduct, an anti-harassment policy, and an equal employment opportunity policy, and provide training on these policies annually. We do business in more than 20 countries, and our employees operate across cultures, functions, language barriers, and time zones to solve the technical and logistical challenges presented by its worldwide customer base. To foster a more diverse and inclusive culture, Curtiss-Wright is focused on (1) promoting a culture of diversity and inclusion that leverages the talents of all employees, and (2) implementing practices that attract, recruit, and retain diverse top talent. Our succession plans are geared at retaining and promoting our existing employees to provide equal opportunity and access to promotion within the organization.

Health and Safety

The health and safety of our employees is a top priority for Curtiss-Wright. We take steps to ensure that we comply with applicable legal, regulatory, and other requirements in all material respects related to preventing pollution, injury, and ill health, and employ industry-leading, technologically sound, and economically feasible control mechanisms, procedures, and processes. In addition, we provide training, education, safety monitoring and auditing, and health-awareness programs in our offices and factories. We track total recordable rate (TRR) and days away, restriction and transfer rate (DART) for all sites worldwide. For the year ended December 31, 2021, our TRR and DART rates were 1.49 and 0.99, respectively. For the year ended December 31, 2020, our TRR and DART rates were 0.98 and 0.65, respectively.

In response to the COVID-19 pandemic, we continue to promote the importance of being vaccinated and execute safety measures at all facilities to protect the health and safety of our employees and visitors. We have implemented rigorous hygiene and social distancing practices, inclusive of mask requirements and staggered shifts. Additionally, we implemented requirements regarding mandatory vaccines for U.S. based covered employees, subject to approved exemptions. Furthermore, a significant portion of our non-manufacturing employees are currently working remotely on a hybrid basis, where practicable to do so, in an effort to minimize any potential spread of COVID-19. These working conditions have been designed to allow for the continuation of key business-critical operations and controls.

Ethics and Integrity

Curtiss-Wright is deeply committed to ensuring that all of its employees conduct business with the highest levels of ethics and integrity and to complying with all laws and regulations applicable to Curtiss-Wright’s businesses. To support and articulate our commitment and responsibility in this regard, Curtiss-Wright has adopted a Code of Conduct (the “Code”). The Code addresses several topics, including conflicts of interest, safeguarding assets, financial reporting, the protection of confidential information, insider trading, and general adherence to laws and regulations. All employees, including executive officers, must comply with the Code. The Code is available within the Corporate Governance section of the Company’s website at https://investors.curtisswright.com/governance/governance-documents. In order to enhance understanding of and compliance with the Code, all employees are required to complete a training program annually which details ethical business practices, an inclusive workforce, and respectful treatment of our employees. In addition, the Corporation maintains an ethics-related global hotline through which employees can report any issues of concern. The hotline facilitates the communication of ethical, financial, discrimination, and health and safety concerns and serves as the vehicle through which employees may communicate with the Audit Committee of the Board of Directors confidentially and anonymously regarding any accounting, internal controls, or auditing concerns.

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

RISKS RELATED TO THE CORONAVIRUS (COVID-19) PANDEMIC

The COVID-19 pandemic has adversely impacted, and is expected to continue to pose risks to our business, the nature and extent of which are highly uncertain and unpredictable.

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. The COVID-19 pandemic and the associated pandemic-related responses continue to cause significant and volatile disruptions in global economies, in capital markets, and across industries. While we continue to actively monitor the pandemic and take steps to mitigate the risks posed by its spread, there is no guarantee that our efforts will mitigate the adverse impacts of COVID-19 or will be effective.

The pandemic has adversely affected, and is expected to continue to adversely affect, certain elements of our business, including our supply chain and production levels. As of December 31, 2021, all of our manufacturing operations are operational. However, we are unable to predict if there will be additional government-imposed restrictions on our ability to operate in future periods. Additionally, our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work may be significantly impacted by the individuals contracting or being exposed to COVID-19 and its variants. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures are not always successful, and we may be required to temporarily close facilities or take other measures. Potential future directives curtailing in-person operations due to illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic could change at any time. This could have an adverse effect on the productivity and profitability of such manufacturing facilities, which could in turn adversely impact our business and operations.

The COVID-19 pandemic has disrupted the global supply chain to a certain extent and availability of raw materials, particularly electronic parts. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms.

We continue to monitor the situation, assessing possible implications on our operations, supply chain, liquidity, cash flow and customer orders, and will continue taking actions in an effort to mitigate adverse consequences. Recognizing the unprecedented nature, scale and uncertainty associated with this global health crisis, the duration and extent of the ongoing impacts cannot be reasonably estimated at this time.

RISKS RELATED TO OUR OPERATIONS

Intrusion on our systems could damage our business.

We store sensitive data, including intellectual property, proprietary business information, and confidential employee information on our servers and databases. The COVID-19 pandemic has caused us to modify our business practices, including empowering many of our office-based associates to work productively from home on a hybrid basis when appropriate to do so. As a result, we are increasingly dependent upon our information systems to operate our business. Our ability to effectively manage our business depends on the security, reliability, and adequacy of our information systems. In addition, various privacy and securities laws require us to manage and protect sensitive and confidential information, including personal data of our employees, from disclosure. For example, the European Union's General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms, and similar disruptions from unauthorized tampering with our computer systems. We continue to review and enhance our computer systems as well as provide training to our employees in an attempt to prevent unauthorized and unlawful intrusions, but in the future, it is possible that we may not be able to prevent all intrusions. Such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of sensitive information or cause disruptions in our services. While we carry cyber insurance, we still may be required to expend significant capital and resources to protect against, remediate, or alleviate problems caused by such intrusions. Any such intrusion could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

In general, our contracts may be terminated for our failure to satisfy our contractual obligations. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to our failure to satisfy our contractual obligations. Our inability to sufficiently satisfy contractual obligations could have a material adverse effect on our reputation, business, financial condition, results of operations, and cash flows.

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

As part of our capital allocation strategy, we aim to grow our business by selectively pursuing acquisitions and technologies that supplement our organic growth. We are continuing to actively pursue additional acquisition opportunities, some of which may be material to our business and financial performance. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for several reasons, including:

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

Many of our products and services are sold in highly competitive markets and are affected by varying degrees of competition. We compete against companies that often have higher sales volumes and greater financial, technological, research and development, human, and marketing resources than we have. As a result, they may be better able to withstand the effects of periodic economic downturns, including withstanding the current global pandemic. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. Our management believes that the principal points of competition in our markets are technology, product quality, product performance, price, technical expertise, timeliness of delivery, superior customer service and support, and continued certification under customer quality requirements and assurance programs. If we are unable to compete successfully with existing or new competitors in these areas, we may experience a material adverse effect on our business, financial condition, and results of operations.

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

In 2021, approximately 50% of our total net sales were derived from or related to U.S. defense programs. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), which imposed spending caps and certain reductions in defense spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. Through a series of bipartisan agreements, Congress has been able to temporarily lift discretionary spending limits every year through 2019. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA) was signed into law, which raised the BCA budget caps for both defense and non-defense discretionary spending in 2020 and 2021 and extended the mandatory BCA spending reductions through 2029. Absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending from fiscal 2022 through fiscal 2029. As a result of this uncertainty, a decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. In the event that one or more of our programs are reduced, delayed, or terminated for which we provide products and services, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations.

The BBA also temporarily suspended the public debt limit through July 31, 2021, which Congress temporarily extended through December 3, 2021. However, on December 16, 2021, President Biden signed legislation into law increasing the debt ceiling by $2.5 trillion, which is expected to allow the U.S. government to cover its debt obligations into fiscal year 2023. Failure by Congress to further suspend or increase the debt ceiling could delay or result in the loss of contracts for the procurement of our products and services, and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments.

A downturn in the aircraft market could adversely affect our business.

Our sales to large commercial aircraft manufacturers are cyclical in nature and can be adversely affected by a number of factors, including current and future passenger traffic levels, increasing fuel and labor costs, environmental concerns, inclusive of climate change, intense price competition, the retirement of older aircraft, regulatory changes, outbreak of infectious disease such as the COVID-19 pandemic, terrorist attacks, general economic conditions, worldwide airline profits, and backlog levels, all of which can be unpredictable and are outside our control. For example, the COVID-19 pandemic drastically reduced air traffic as travel restrictions and social distancing measures were implemented to help control the spread of the virus. The reduced air traffic applied financial pressures on airlines, who, in order to preserve cash and liquidity, dramatically reduced flight hours and delayed the purchases of new aircraft. Although U.S. domestic air travel has increased during 2021, international travel has not yet begun to recover at the same pace. Given the uncertain length of this pandemic and associated restrictions to travel long distances, the commercial market may shift away from wide-body aircraft. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not reach the pre-pandemic levels. Any decrease in demand resulting from a downturn in the aerospace market could adversely affect our business, financial condition, and results of operations.

Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have contractually committed to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). We are a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2021 was $2.2 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The timing of backlog may be impacted by project delays. The U.S. Government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. We believe that these risks are heightened due to the global economic impact of the COVID-19 pandemic. Our failure to replace cancelled or reduced backlog could negatively impact our results of operations.

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA) and the European Aviation Safety Agency, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include documentation with our products sold to aircraft manufacturing customers certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, the Corporation as well as the products that we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of such product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

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

We may be subject to periodic litigation and regulatory proceedings, which may adversely affect our business and financial performance.

From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, or breach of contract. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows.

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

During 2021, approximately 26% of our total net sales were to customers outside of the United States. Additionally, we also have operating facilities located in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: political and economic instability and potential for social unrest, the uncertainty of the ability of non-U.S. customers to finance purchases, restrictions on the repatriation of funds, restrictive trade policies, tariff regulations, difficulties in obtaining export and import licenses, government financed competition, changes in the local labor-relations climate, economic conditions in local markets, health concerns (including the COVID-19 pandemic), complying with foreign regulatory and tax requirements that are subject to change, and limitations on our ability to enforce legal rights and remedies. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the British Pound, Euro, and Canadian dollar. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our cash flows and financial condition.

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. The Biden administration announced in 2021 several tax proposals to fund new government investments in infrastructure, healthcare, and education, among others. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations, and payroll tax matters. The CARES Act is subject to interpretation and implementation guidance by both federal and state tax authorities, as well as amendments and technical corrections. Any or all of these could impact our business unfavorably. Additionally, tax rates in various jurisdictions in which we operate or sell into may increase as a means of funding the significant cost of governmental stimulus measures enacted to assist and protect individuals and businesses impacted by the COVID-19 pandemic. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws or changes in tax rates may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

As of December 31, 2021, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $2.0 billion, which represented approximately 49% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. For example, if the financial performance of such business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our financial condition and results of operations.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2021, we had $1.0 billion of debt outstanding. Our level of debt could have significant consequences for our business including: requiring us to use our cash flow to pay the principal and interest on our debt; reducing funds available for acquisitions and other investments in our business; making us vulnerable to economic downturns and increases in interest rates; limiting us from obtaining additional debt; and impacting our ability to pay dividends.

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

GENERAL RISKS

Our future growth and continued success are dependent upon our key personnel.

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

On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination, with exemptions only for medical or religious reasons. On November 4, 2021, the OSHA issued an emergency regulation to carry out this mandate, which was expected to take effect on January 4, 2022. However, the U.S. Supreme Court issued a nationwide stay prohibiting OSHA from enforcing or implementing the ETS. But many states and localities are free to impose vaccine requirements. Despite the previous legal and timing uncertainties relating to these regulations, we implemented requirements regarding mandatory vaccines for U.S. based covered employees, subject to approved exemptions. It is possible that additional vaccine and testing mandates may be announced in other jurisdictions in which we operate our business. While it is not currently possible to predict with any certainty the exact impact any new state, local or foreign vaccine regulations would have on our operations, our suppliers and our customers, the implementation of such state, local or foreign government mandated vaccination or testing mandates may impact our ability to retain current employees, attract new employees, and result in labor disruptions and may have an adverse effect on future profitability. Further, implementation could also have similar consequences for our subcontractors, which may impact their ability to deliver the goods and services we need from them. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and continuity of supply of raw materials, whereby our results of operations and financial condition could be adversely affected.

Our business, financial condition, and results of operations could be materially adversely affected if the United States were to withdraw from or materially modify certain international trade agreements, or if tariffs or other restrictions on the foreign-sourced goods that we sell were to increase.

A significant portion of our business activities are conducted in foreign countries, including Mexico and Canada. Our business benefits from free trade agreements such as the United States-Mexico-Canada Trade Agreement (USMCA) and relies on various U.S. corporate tax provisions related to international commerce as we build, market, and sell our products globally. Although there are no immediate effects on our operations with respect to USMCA, we cannot predict future developments in the political climate involving the United States, Mexico and Canada, and thus, these may have an adverse and material impact on our operations and financial growth.

The United States and other countries have levied tariffs and taxes on certain goods (such as those implemented by the United States and China in recent years). Some of our products are included in these tariffs. All of this could lead to increased costs and diminished sales opportunities in the U.S. and abroad. Media and political reactions in the affected countries could potentially exacerbate the impact on our operations in those countries. The imposition of new or increased tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of the tariffs and result in lowering our margin on products sold. If the U.S. government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the U.S. or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business.

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

Future terror attacks, war, natural disasters, climate change-related events, pandemic diseases (including the COVID-19 pandemic), or other events beyond our control could adversely impact our businesses.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions through insurance or other risk transfer mechanisms, such as our business continuity planning and disaster recovery plans, we could be adversely impacted by terror attacks, war, natural disasters such as hurricanes, floods, tornadoes, climate change-related events, pandemic diseases such as COVID-19, or other events such as strikes by the workforce of a significant customer or supplier. These risks could negatively impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters. Financial difficulties of our customers, delays by our customers in production of their products, high fuel prices, the concern of another major terrorist attack, and the overall decreased demand for our products could adversely affect our operating results and financial condition.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located at a leased facility in Davidson, North Carolina. As of December 31, 2021, we had 154 facilities worldwide, including four corporate and shared-services facilities. Approximately 80% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 20% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	8	1	9	18
Europe	9	—	1	10
Total	17	1	10	28

Leased Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	42	17	24	83
Europe	18	5	3	26
Asia	10	1	2	13
Total	70	23	29	122
The buildings on the properties referred to in this Item are well maintained, in good condition, and are suitable and adequate for current needs. Management believes that the productive capacity of our properties is adequate to meet our anticipated volume for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues, commercial or contractual disputes, and acquisitions or divestitures. We continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including assessment of the merits of the particular claim, as well as current accruals and insurance coverage, we do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol CW. As of January 1, 2022, we had approximately 2,800 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During 2021 and 2020, the Company paid quarterly dividends as follows:

	2021	2020
Common Stock
First Quarter	$0.17	$0.17
Second Quarter	0.18	0.17
Third Quarter	0.18	0.17
Fourth Quarter	0.18	0.17

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2021, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued under equity compensation plans		Weighted-average fair value of outstanding equity-based awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	421,066	(a)	$111.54	1,942,123	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
(a)Consists of 380,479 shares issuable upon vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2005 and 2014 Omnibus Incentive Plan, and 40,587 shares issuable under the Employee Stock Purchase Plan.
(b)Consists of 1,270,665 shares available for share-based awards under the 2014 Omnibus Incentive Plan, and 671,458 shares remaining available for issuance under the Employee Stock Purchase Plan.
Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2021.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
October 1 – October 31	1,233,989	$131.17	1,882,840	$359,177,280
November 1 – November 30	185,346	132.54	2,068,186	334,611,359
December 1 – December 31	584,582	132.75	2,652,768	257,008,939
For the quarter ended December 31	2,003,917	$131.76	2,652,768	$257,008,939
In December 2021, the Corporation adopted two written trading plans in connection with its previously authorized share repurchase program, which allows for the purchase of its outstanding common stock up to $550 million, of which approximately $250 million remains available for repurchase. The first trading plan includes share repurchases of $50 million, to be executed equally throughout the 2022 calendar year. The second trading plan includes opportunistic share repurchases up to $100 million to be executed through a 10b5-1 program.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on our common stock during the last five fiscal years with the annual change in the cumulative total return of the Russell 2000 Index and the S&P MidCap 400 Index. The graph assumes an investment of $100 on December 31, 2016 and the reinvestment of all dividends paid during the following five fiscal years.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

250
200
150
100
50
2016
2017
2018
2019
2020
2021
Curtiss-Wright Corp
S&P MidCap 400 Index
Russell 2000

Company / Index	2016	2017	2018	2019	2020	2021
Curtiss-Wright Corp	100	124.56	104.90	145.50	121.01	145.05
S&P MidCap 400 Index	100	116.24	103.36	130.44	148.26	184.97
Russell 2000	100	114.65	102.02	128.06	153.62	176.39
Item 6. Selected Financial Data.

[Reserved]

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

COMPANY ORGANIZATION

Curtiss-Wright Corporation and its subsidiaries is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We report our operations through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We are positioned as a market leader, or hold a significant market share position, across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers.

Impacts of inflation, pricing, and volume

Historically, we have not been significantly impacted by inflation. Increases in raw material costs or payroll costs have generally been offset through lean manufacturing activities or price increases. A portion of our contracts contain terms and conditions that enable us to pass inflationary price increases to our customers. In those cases whereby inflationary increases are not contractually stipulated, we actively negotiate price increases. We have consistently made annual investments in capital that deliver efficiencies and cost savings. While the historical benefits of these efforts have generally offset the margin impact of competitive pricing conditions in the markets that we serve, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to fully offset the effects of higher raw materials costs through price increases on a timely basis.

Analytical Definitions

Throughout MD&A, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact that acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” and “incremental” results. The definition of “organic” also excludes the effects of total restructuring charges, impairment of assets held for sale, and foreign currency translation.

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

Curtiss-Wright Corporation is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. Many of Curtiss-Wright’s commercial businesses are driven in large part by global economic growth, primarily led by operations in the U.S., Canada, Europe, and China. In March 2020, the World Health Organization characterized the global outbreak of COVID-19 as a pandemic, which resulted in significant disruption to travel, transportation of goods and services, and financial markets globally, and caused adverse and residual impacts to both industry supply chains and production levels. Though the onset of COVID-19 variants continues to cause supply-chain disruptions to global economies, including our business, as well as our customers and suppliers, U.S. economic activity rebounded quite dramatically in 2021, due in part to the availability of vaccines and increased government support to rebuild the country’s infrastructure.

In the last decade, the U.S. economy, as measured by real gross domestic product (GDP), has slowly improved, aided by decreased levels of unemployment, improvements in the housing market, and a low interest rate environment. 2020 U.S. GDP declined 3.4% from the prior year period, principally due to the impact of the COVID-19 pandemic. However, U.S. GDP rebounded sharply in 2021, up 5.7% and at the fastest pace since 1984, according to the most recent estimate, led by an acceleration in industrial activity. In 2022, economists expect growth in the broader U.S. economy to moderate due to concerns about continued supply chain disruptions and rising inflation, with current estimates for U.S. GDP ranging from 3.5% to 4.0% growth.

Similarly, the global environment, which is typically influenced by international trade, economic conditions, and geopolitical uncertainty, had also been greatly impacted by the pandemic in 2020 before dramatically rebounding in 2021. According to the International Monetary Fund’s World Economic Outlook - 2021, global GDP in world economies grew 5.9% in 2021. Looking ahead to the next few years, we remain cautiously optimistic that our economically-sensitive commercial and industrial markets will improve based upon a return to normalized global growth conditions.

Defense

We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on critical high-performance programs and platforms, as well as a growing international defense business. A significant portion of our defense business operations is attributed to the United States market, and characterized by long-term programs and contracts driven primarily by the U.S. Department of Defense (DoD) budgets and funding levels. As such, the U.S. Defense budget serves as a leading indicator of our growth in the defense market.

We derive revenue from the naval defense, aerospace defense, and ground defense markets, which collectively represent more than 50% of our total net sales. In the naval defense market, we expect continued funding for U.S. shipbuilding programs, particularly as it relates to production on the Ford class aircraft carrier, as well as Columbia class and Virginia class submarines, which have received strong bipartisan support from Congress. We have a long legacy of providing products that support nuclear propulsion systems on naval vessels. In addition, through our service centers, we are a critical provider of ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets. In the aerospace defense market, we expect to benefit from increased funding levels on Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR), electronic warfare, cyber, encryption, unmanned systems, and communications programs. As a supplier of COTS and

COTS+ solutions, we continue to demonstrate that electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications, while also meeting the military’s Size, Weight, and Power considerations. We are also a designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems. In the ground defense market, we are a supplier of advanced tactical communications solutions for battlefield network management, including COTS-based rugged, small form factor communications systems, and integrated network communications management software. The modernization of the existing U.S. ground vehicle fleet is expected to recover slowly, while international demand should remain strong, particularly for our electronics stabilization systems.

In May 2021, the President’s FY22 budget request was released, calling for $715 billion in defense spending, which represented a 1.6% increase over the FY21 enacted level of $704 billion. In December 2021, Congress passed the National Defense Authorization Act (NDAA) for FY22, which authorizes a $25 billion increase to the President’s defense budget proposal ($740 billion vs. $715 billion) and represents a ~5% increase over FY21 enacted levels. As of the date of filing, the DoD is currently operating under a Continuing Resolution until the FY22 budget is approved by Congress. Looking ahead, in conjunction with the President’s FY23 budget request, the DoD is expected to submit the Future Years Defense Program (FYDP), which outlines expectations about its key programs over the next five years. Based on industry research, the FYDP is expected to reflect modest increases in total defense budget funding. Through continued innovation as well as incremental research and development investments, Curtiss-Wright remains aligned with high growth DoD priorities and emerging technological trends, including security, cyber, hypersonics, net-centric connected battlefield, soldier survivability, and Modular Open Systems Approach (MOSA) capabilities.

Commercial Aerospace

Curtiss-Wright derives revenue from the global commercial aerospace market, principally to the commercial jet market, and to a lesser extent the regional jet and commercial helicopter markets. Our primary focus in this market is OEM products and services for commercial jets, which is highly dependent on new aircraft production from our primary customers, Boeing and Airbus. We provide a combination of flight control and utility actuation systems, sensors, and other sophisticated electronics, as well as shot and laser peening services utilized on highly stressed components of turbine engine fan blades, and aircraft structures. In 2020, we exited the build-to-print actuation product line supporting the Boeing 737 MAX program to ensure our long-term positioning and profitability as it applies to the Company’s commercial aerospace exposure.

Passenger travel and freight logistics, along with the demand for and delivery of new aircraft, are the key drivers in the commercial aerospace market. Over the prior decade, there was an extended production up-cycle for the commercial aerospace market, which was driven by increases in production by Boeing and Airbus on both legacy and new aircraft, particularly narrow-body aircraft. Additionally, sustained low oil prices contributed to declining fuel prices, which in turn led to cheaper airfares for consumers and increased passenger growth.

In 2020, the onset of the COVID-19 pandemic abruptly halted the industry’s growth as fewer and fewer passengers traveled, and business operations were disrupted globally, stunting the production of new aircraft as well as the maintenance of existing aircraft well into 2021. Changes in the propensity for the general public to travel by air as a result of the COVID-19 pandemic will likely be driven by the onset of COVID variants and the availability and implementation of vaccines. According to industry reports, air travel demand based on passenger growth is expected to continue to modestly recover in 2022, with domestic travel recovering faster than international travel, and fully recover by 2025.

While we closely monitor these industry metrics, our success and future growth in the commercial aerospace market is primarily tied to the growth in aircraft production rates, the timing of our order placement, and continued partnering with aerospace original equipment manufacturers on both the current fleet and the next-generation of single aisle programs and engines, as well as more fuel efficient and all-electric aircraft.

Power & Process

In the power market, Curtiss-Wright is a global supplier of nuclear reactor technologies. We derive sales from the commercial nuclear power generation market, whereby we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, enterprise resource planning, plant process controls, and coating services. We provide equipment and services to both the aftermarket and new build markets, and have content on every reactor operating in the U.S. today.

According to the Nuclear Regulatory Commission (NRC), nuclear power comprises approximately 20% of all electric power produced in the United States, with 93 reactors operating across 55 nuclear power plants in 28 states. Our growth opportunities for aftermarket products and services are driven by plant aging, plant closures, requirements for planned outages, plant life extensions (from the end of their original 40-year operating lives to 60-year and now 80-year lives), the levying of regulatory requirements, suppliers abandoning the commercial nuclear market, and plants seeking technology and innovation advances, such as digitalization, that further enable plant modernization.

One of the industry’s most significant challenges is electricity market competitiveness, primarily driven by sustained low natural gas prices. In addition, in 2016, the industry was tasked with reassessing operating practices, improving efficiency, and reducing costs to help keep nuclear power competitive in a changing electricity market, which was collectively referred to as "Delivering the Nuclear Promise." U.S. reactor operators were also faced with increased security measures and post-Fukushima regulatory requirements over most of the past decade. All of those factors contributed to plant operators diverting and deferring their typical plant capital expenditure budgets significantly away from planned maintenance. However, since late 2017, as those necessary requirements abated and plant operators resumed a more normalized maintenance schedule, the industry began to turn the corner. As a result, we have experienced and continue to expect increased opportunities for our vast portfolio of advanced nuclear technologies to aid safety, extend the reliability and ensure the ongoing viability of nuclear plants.

Longer term, global commercial nuclear power demand will be driven by the ongoing need for increased capacity especially in developing countries with growing populations but limited power supply, as well as the clean energy transition. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a greater appreciation of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. As a result, we expect growth opportunities in this market both domestically and internationally, although the timing of new orders remains uncertain.

We play an important role in the new build market for the Generation III+ Westinghouse AP1000 reactor design, for which we are a supplier of RCPs, and also expect to supply a variety of ancillary plant products and services. Domestically, two new build reactors remain under construction in Georgia utilizing the AP1000 design. On a global basis, nuclear plant construction remains active. Currently, there are 57 new reactors under construction across 19 countries, with 97 planned and 325 proposed over the next several decades according to the World Nuclear Organization. We continue to expect to play a role in new build nuclear plant construction, with our largest opportunities in China, India and throughout eastern Europe, including Ukraine, Poland, Romania, Bulgaria and the Czech Republic. We are also well positioned to take advantage of market opportunities to support the ongoing design and development, and future construction, of next-generation advanced and small modular reactors, driven by support from the U.S. Department of Energy as well as internationally.

In the process market, we service the oil and gas, chemical, and petrochemical industries through numerous industrial valve products, in which the majority of our industrial valve sales are to the downstream markets. We maintain a global maintenance, repair, and overhaul (MRO) business for our pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at or near full capacity. We also produce severe service, operation-critical valves for the power and process industries. We also have the opportunity to support the oil exploration industry’s need and desire for more reliable subsea pumping systems. Sales in these industries are driven by global supply and demand, crude oil prices, industry regulations, and the natural gas market. Over the long run, we believe improved economic conditions and continued global expansion will be key drivers for future growth of our severe service and operation-critical valves serving the process industry.

General Industrial

Revenue derived from our widely diversified offering to the general industrial market primarily consists of electronic sensors and control systems, electro-mechanical actuation, and surface treatment services. We supply our products and services to OEMs and aftermarket industrial customers, including the transportation, commercial trucking, off-road equipment, agriculture, construction, and automotive industries. Our performance in these markets is typically aligned with the performance of the U.S. and global economies, with changes in global GDP rates and industrial production driving our sales, particularly for our surface treatment services.

One of the key drivers within our general industrial market is our focus on electronification and electrification, where our electronic sensors and controls systems products serve the on-and-off highway, medical mobility, and specialty vehicles markets. Notable products include electronic throttle controls, shift controls, joysticks, power management systems, and traction inverter systems, driving our ability to provide a full suite of in-cab operator control systems to our customers. Increased industry demand for electronic control systems and sensors has been driven by the need for improved operational efficiency, safety, repeatability, reduced emissions, enhanced functionality, and greater fuel efficiencies to customers worldwide. Key to our future growth is expanding the human-machine interface (HMI) technology portfolio and providing a complete system solution to our customers. Existing and emerging trends in commercial vehicle safety, emissions control, and improved driver efficiency are propelling commercial vehicle OEMs toward higher performance subsystems. These trends are accelerating the evolution from discrete HMI components towards a more integrated vehicle interface architecture. Growth opportunities also exist with a range of intelligent actuators for industrial automation and robotics which help our customers quickly leverage data and utilize analytics within the Internet of Things environment. Meanwhile, our surface treatment services, which include shot and laser peening, engineered coatings, and analytical testing services across an extensive global network, are used to increase the safety, reliability, and longevity of components operating in harsh environments. Sales are primarily driven by global demand from general industrial customers.

RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Corporation for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020, as compared to the year ended December 31, 2019, is contained in our 2020 Annual Report on Form 10-K, filed with the SEC on February 25, 2021.

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2021	2020	2021 vs. 2020

Sales:
Aerospace & Industrial	$786,334	$805,673	(2)%
Defense Electronics	724,326	608,757	19%
Naval & Power	995,271	976,906	2%
Total sales	$2,505,931	$2,391,336	5%

Operating income:
Aerospace & Industrial	$121,817	$99,714	22%
Defense Electronics	159,089	118,748	34%
Naval & Power	141,660	108,151	31%
Corporate and eliminations	(39,883)	(37,765)	(6)%
Total operating income	$382,683	$288,848	32%

Interest expense	40,240	35,545	(13)%
Other income, net	12,067	9,748	24%

Earnings before income taxes	354,510	263,051	35%
Provision for income taxes	(87,351)	(61,659)	(42)%
Net earnings	$267,159	$201,392	33%

Impairment of assets held for sale	$19,088	$33,043	NM
Total restructuring charges	$—	$42,725	NM

New orders	$2,579,881	$2,321,481	11%
Backlog	$2,228,924	$2,163,750	3%

NM - Not meaningful

Components of sales and operating income growth (decrease):

	2021 vs. 2020
	Sales	Operating Income
Organic	(1)%	11%
Acquisitions	5%	5%
Impairment of assets held for sale	—%	5%
Restructuring	—%	14%
Foreign currency	1%	(3)%
Total	5%	32%

Sales for the year increased $115 million, or 5%, to $2,506 million, compared with the prior year period. On a segment basis, sales from the Defense Electronics and Naval & Power segments increased $116 million and $18 million, respectively, with sales from the Aerospace & Industrial segment decreasing $19 million. Changes in sales by segment are discussed in further detail in the "Results by Business Segment" section below.

Operating income for the year increased $94 million, or 32%, to $383 million, and operating margin increased 320 basis points compared with 2020. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to current year savings recognized as a result of our prior year restructuring initiatives, as well as favorable overhead absorption on higher general industrial sales. Operating income in the Defense Electronics segment increased primarily due to the benefits from our ongoing operational excellence initiatives, the incremental impact of our PacStar acquisition, as well as the absence of first year purchase accounting costs from our 901D acquisition. These increases were partially offset by higher research and development costs and unfavorable foreign currency translation. Operating margin in the Defense Electronics segment was negatively impacted by first year purchase accounting costs from our PacStar acquisition. In the Naval & Power segment, increases in operating income and operating margin were primarily due to current year savings recognized as a result of our prior year restructuring initiatives, as well as lower current period impairment losses on assets held for sale in our German industrial valves business compared to the prior year period.

Non-segment operating expense for the year increased $2 million, or 6%, to $40 million, primarily due to higher environmental costs.

Interest expense for the year increased $5 million, or 13%, to $40 million, primarily due to the issuance of $300 million Senior Notes in August 2020.

Other income, net for the year increased $2 million, or 24%, to $12 million, primarily due to the prior year recognition of accumulated foreign currency translation losses of $10 million related to the substantial liquidation of our Norwegian subsidiary. This increase was partially offset by higher pension costs, including one-time pension settlement charges recognized in the current year period related to the retirement of former executives.

The effective tax rate of 24.6% for the year ended December 31, 2021, increased as compared to an effective tax rate of 23.4% in the prior year period. This increase was primarily due to higher current period non-deductible impairment losses related to our held for sale industrial valve business in Germany, as impairment losses recorded during the prior year period were partially offset against deferred tax liabilities.

New orders increased $258 million, or 11%, from the prior year period to $2,580 million, primarily due to an increase in new orders for industrial vehicles and sensors and actuation equipment in the Aerospace & Industrial segment, as well as the incremental impact of our PacStar acquisition in the Defense Electronics segment. In the Naval & Power segment, higher demand for industrial valve products was partially offset by the timing of naval defense orders. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

Comprehensive income (loss)

Pension and postretirement adjustments within comprehensive income during the year ended December 31, 2021 were a $131 million gain, compared to a $27 million loss for the prior year period. The gain in the current period was primarily attributed to higher asset returns and increases in the discount rate. The loss in the prior period was primarily due to decreases in the discount rate, partially offset by higher asset returns.

Foreign currency translation adjustments during the year ended December 31, 2021 resulted in a comprehensive loss of $11 million, compared to a comprehensive gain of $41 million in the comparable prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian Dollar, with the prior period comprehensive gain primarily attributed to increases in the Euro and British Pound.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets and, to a lesser extent, the defense and power & process markets.

The following tables summarize sales, operating income and margin, total restructuring charges, and new orders within the Aerospace & Industrial segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2021	2020		2021 vs. 2020

Sales	$786,334	$805,673		(2%)
Operating income	121,817	99,714		22%
Operating margin	15.5%	12.4%	310	bps
Total restructuring charges	$—	$16,186		NM
New orders	$853,077	$651,187		31%
Backlog	$338,581	$277,031		22%
Components of sales and operating income growth (decrease):

	2021 vs. 2020
	Sales	Operating Income
Organic	(4)%	9%
Restructuring	—%	14%
Foreign currency	2%	(1)%
Total	(2)%	22%

Sales decreased $19 million, or 2%, to $786 million, from the comparable prior year period, as lower sales in the commercial aerospace market were partially offset by sales increases in the general industrial market. In the commercial aerospace market, sales decreased $72 million primarily due to the exit of our build-to-print product line in the fourth quarter of 2020. These decreases were partially offset by sales increases of $50 million in the general industrial market, primarily due to higher demand for industrial vehicle products and surface treatment services.

Operating income increased $22 million, or 22%, to $122 million, and operating margin increased 310 basis points to 15.5%. The increases in operating income and operating margin were primarily due to current year savings recognized as a result of our prior year restructuring initiatives, as well as favorable overhead absorption on higher sales in the general industrial market.

New orders increased $202 million as compared to the prior year, primarily due to an increase in new orders for industrial vehicles as well as higher demand for sensors and actuation equipment.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

The following tables summarize sales, operating income and margin, total restructuring charges, and new orders, within the Defense Electronics segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2021	2020		2021 vs. 2020

Sales	$724,326	$608,757		19%
Operating income	159,089	118,748		34%
Operating margin	22.0%	19.5%	250	bps
Total restructuring charges	$—	$3,190		NM
New orders	$743,199	$704,989		5%
Backlog	$667,510	$652,957		2%

Components of sales and operating income growth (decrease):

	2021 vs. 2020
	Sales	Operating Income
Organic	—%	24%
Acquisitions	19%	12%
Restructuring	—%	3%
Foreign currency	—%	(5)%
Total	19%	34%

Sales increased $116 million, or 19%, to $724 million, from the comparable prior year period, primarily due to the incremental impact of our PacStar acquisition in the ground defense market, which contributed incremental sales of $115 million. Higher sales of avionics and test equipment in the commercial aerospace market were more than offset by the timing of sales on embedded computing equipment on various programs in the aerospace defense market.

Operating income increased $40 million, or 34%, to $159 million compared with the same period in 2020, while operating margin increased 250 basis points to 22.0%. The increase in operating income was primarily due to the benefits from our ongoing operational excellence initiatives as well as the incremental impact of our PacStar acquisition. Operating income also benefited from the absence of first year purchase accounting costs from our 901D acquisition as well as our prior year restructuring initiatives, partially offset by higher research and development costs and unfavorable foreign currency translation. The increase in operating margin was primarily due to our ongoing operational excellence initiatives as well as the absence of first year purchase accounting costs from our 901D acquisition, partially offset by first year purchase accounting costs from our PacStar acquisition.

New orders increased $38 million as compared to the prior year, primarily due to the incremental impact of our PacStar acquisition. This increase was partially offset by the timing of naval defense and aerospace defense orders.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets.

The following tables summarize sales, operating income and margin, impairment of assets held for sale, total restructuring charges, and new orders, within the Naval & Power segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2021	2020		2021 vs. 2020

Sales	$995,271	$976,906		2%
Operating income	141,660	108,151		31%
Operating margin	14.2%	11.1%	310	bps
Impairment of assets held for sale	19,088	33,043		NM
Total restructuring charges	$—	$23,349		NM
New orders	$983,605	$965,305		2%
Backlog	$1,222,833	$1,233,762		(1%)

Components of sales and operating income growth (decrease):

	2021 vs. 2020
	Sales	Operating Income
Organic	1%	(3)%
Impairment of assets held for sale	—%	13%
Restructuring	—%	22%
Foreign currency	1%	(1)%
Total	2%	31%

Sales increased $18 million, or 2%, to $995 million, from the comparable prior year period. In the naval defense market, sales increased $20 million primarily due to increased production on the CVN-81 aircraft carrier program, as well as higher foreign military and service center sales. Sales in the power & process market were essentially flat, as higher demand for industrial valve products was more than offset by the timing of production on the China Direct AP1000 program.

Operating income increased $34 million, or 31%, to $142 million and operating margin increased 310 basis points to 14.2%. The increases in operating income and operating margin were primarily due to current year savings recognized as a result of our prior year restructuring initiatives, as well as lower current period impairment losses on assets held for sale in our German industrial valves business compared to the prior year period.

New orders increased $18 million as compared to the prior year, as higher demand for industrial valve products was partially offset by the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market and Customer Type

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2021	2020	2021 vs. 2020

Aerospace & Defense markets:
Aerospace Defense	$452,661	$463,690	(2)%
Ground Defense	220,290	107,448	105%
Naval Defense	710,688	692,152	3%
Commercial Aerospace	$267,722	$325,518	(18)%
Total Aerospace & Defense	$1,651,361	$1,588,808	4%

Commercial markets:
Power & Process	473,489	474,842	—%
General Industrial	381,081	327,686	16%
Total Commercial	$854,570	$802,528	6%

Total Curtiss-Wright	$2,505,931	$2,391,336	5%

Aerospace & Defense Markets
Sales increased $63 million, or 4%, to $1,651 million, as compared to the prior year period, primarily due to higher sales in the ground defense and naval defense markets. The ground defense market benefited from the impact of our PacStar acquisition, which contributed incremental sales of $115 million. Sales in the naval defense market increased primarily due to higher sales of $27 million on the CVN-81 aircraft carrier program. These increases were partially offset by lower sales in the commercial aerospace market, primarily due to the exit of our build-to-print product line in the fourth quarter of 2020.

Commercial Markets
Commercial sales increased $52 million, or 6%, to $855 million, primarily due to increased demand for our industrial vehicle products in the general industrial market, which contributed higher sales of $50 million. Sales in the power & process market were essentially flat, as higher demand for our industrial valve products was more than offset by the timing of production on the China Direct AP1000 program.

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

Consolidated Statement of Cash Flows

	Year ended December 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$387,668	$261,180
Investing activities	(42,403)	(532,530)
Financing activities	(369,129)	82,081
Effect of exchange rates	(3,380)	(3,516)
Net increase (decrease) in cash and cash equivalents	$(27,244)	$(192,785)

Operating Activities

Cash provided by operating activities increased $126 million to $388 million from the comparable prior year period, primarily due to a prior year voluntary pension contribution of $150 million as well as the timing of advanced cash receipts and lower disbursements in the current period. These increases were partially offset by higher outstanding receivables during the current period.

Investing Activities

Capital Expenditures

Our capital expenditures were $41 million and $47 million for 2021 and 2020, respectively. The decrease in capital expenditures was primarily due to lower capital spending during the current period as well as lower current period investment related to the new DRG facility. For 2022, we anticipate capital expenditures of approximately $50 million to $60 million.

Divestitures

No material divestitures took place during 2021 or 2020.

Acquisitions

In 2021, we did not complete any acquisitions. In 2020, we acquired three businesses for $488 million in cash paid.

Future acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances and Repayments

There were no debt issuances in 2021.

In the fourth quarter of 2021, we repaid $100 million of the 2011 Notes that matured on December 1, 2021.

On August 13, 2020, the Corporation issued $300 million of Senior Notes (the “2020 Notes”), consisting of $150 million of 3.10% Senior Notes that mature on August 13, 2030 and $150 million of 3.20% Senior Notes that mature on August 13, 2032.

Revolving Credit Agreement

As of December 31, 2021, the Corporation had $94 million of borrowings outstanding under the Revolving Credit Agreement (the Credit Agreement or credit facility) and $21 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of December 31, 2021 was $385 million, which could be borrowed in full without violating any of our debt covenants. As of December 31, 2020, the Corporation had no borrowings outstanding under the Credit Agreement.

Repurchase of Common Stock

During 2021, the Company repurchased approximately 2.7 million shares of its common stock for $343 million. In 2020, the Company repurchased approximately 2.0 million shares of its common stock for $200 million.

Dividends

The Company made dividend payments of approximately $29 million and $28 million during 2021 and 2020, respectively.

Capital Resources

Cash in U.S. and Foreign Jurisdictions

	As of December 31,
(In thousands)	2021	2020
United States of America	$37,361	$55,391
United Kingdom	69,732	49,258
European Union	12,154	21,156
Canada	24,019	34,795
China	13,403	20,692
Other foreign countries	14,335	16,956
Total cash and cash equivalents	$171,004	$198,248

Cash and cash equivalents as of December 31, 2021 and December 31, 2020 were $171 million and $198 million, respectively. The decrease in cash held by U.S. subsidiaries during 2021 as compared to 2020 was primarily due to higher current period share repurchase activity, the principal payment of $100 million on the 2011 Notes that matured in December 2021, and lower foreign cash repatriation, partially offset by higher net borrowings on our credit facility during the current period. The decrease in cash held by foreign subsidiaries during 2021 as compared to 2020 was primarily due to lower net cash receipts during the current period. There are no legal or economic restrictions on the ability of any of our subsidiaries to transfer funds, absent certain regulatory approvals in China, where approximately $13 million of our foreign cash resides.

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

Debt Compliance

As of December 31, 2021, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2021, we had the ability to incur total additional indebtedness of $1.6 billion without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $50 million to $60 million and expected dividend payments of approximately $29 million in 2022. There can be no assurance, however, that we will continue to generate cash from operations at the current level, or that these projections will remain constant throughout 2022. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, and available borrowings are sufficient to meet both the short-term and long-term capital needs of the organization.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2021:

(In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Debt Principal Repayments	$1,043,900	$—	$296,400	$—	$90,000	$200,000	$457,500
Operating Leases	186,596	31,698	29,037	26,166	19,811	16,161	63,723
Interest Payments on Fixed Rate Debt	200,621	35,320	32,698	27,828	26,615	23,821	54,339
Total	$1,431,117	$67,018	$358,135	$53,994	$136,426	$239,982	$575,562

We do not have material purchase obligations. Most of our raw material purchase commitments are made directly pursuant to specific contract requirements.

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of December 31, 2021, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Letters of Credit (1)	$21,083	$11,553	$4,191	$3,421	$1,313	$55	$550

(1) Amounts exclude bank guarantees of approximately $4.5 million.

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

Revenue Recognition

We account for revenues in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of a promised good and/or service is transferred to a customer at a transaction price that reflects the consideration that we expect to be entitled to in exchange for that good and/or service. The unit of account is a performance obligation whereby a contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when the respective performance obligation is satisfied. In certain instances, the transaction price may include estimated amounts of variable consideration including but not limited to incentives, awards, price escalations, liquidated damages, and penalties, only to the extent that it is probable that a significant reversal of cumulative revenue recognized to date around such variable consideration will not occur. We estimate variable consideration to be included in the transaction price using either the expected value method or most likely amount method, contingent upon the facts and circumstances of the specific arrangement. Variable consideration associated with our respective arrangements is not typically constrained.

Performance obligations are satisfied either at a point-in-time or on an over-time basis. Contracts that qualify for over-time revenue recognition are generally associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications and generally span between 2-5 years in duration. Revenue recognized on an over-time basis for the year ended December 31, 2021 accounted for approximately 50% of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Application of an over-time revenue recognition method requires the use of reasonable and dependable estimates of future material, labor, and overhead costs that will be incurred as well as a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based on industry knowledge and experience of our engineers, project managers, and financial staff. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. During the years ended December 31, 2021, 2020, and 2019, there were no significant changes in estimated contract costs.

If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery. Revenue recognized at a point-in-time for the year ended December 31, 2021 accounted for approximately 50% of total net sales.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2021, and the annual periodic costs for 2022, was increased from 2.53% to 2.87% for the Curtiss-Wright Pension Plan, and from 2.30% to 2.70% for the nonqualified benefit plan, to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates for past service liabilities and service cost by utilizing a select bond yield curve developed by our actuaries, which is based on the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment. The discount rate changes contributed to a decrease in the benefit obligation of $37 million in the CW plans.

The rate of compensation increase for base pay in the pension plans was unchanged at a weighted average of 3.5% based upon a graded scale of 4.9% to 2.9% that decrements as pay increases, which reflects the experience over past years and the Company’s expectation of future salary increases. We also retained our mortality assumptions from prior year utilizing the Pri-2012 tables published by the Society of Actuaries in October 2019, and the MP-2020 projected mortality scale published in October 2020.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. Based on a review of market trends, actual returns on plan assets, and other factors, the Company’s expected long-term rate of return on plan assets was reduced to 5.8% as of December 31, 2021, which will be utilized for determining 2022 pension cost. An expected long-term rate of return of 6.5% was used for determining 2021 expense, with 7.5% used for 2020 pension expense and 8.0% used for 2019 pension expense.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan increased by $153 million in 2021, primarily driven by favorable asset experience due to strong market performance in 2021.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2021 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense
Discount rate	(0.25)%	$26,059	$2,599
Expected return on assets	(0.25)%	—	$2,268

See Note 17 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

Goodwill

We have $1.5 billion in goodwill as of December 31, 2021. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

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

Actual results may differ from those estimates. When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of October 31, 2021, we determined that there was no impairment of goodwill and that all reporting units’ estimated fair values were substantially in excess of their carrying amounts.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2021, and, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1 to the Consolidated Financial Statements.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure was 91% and 100% as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, a change in interest rates of 1% would not have a material impact on consolidated interest expense. Information regarding our Senior Notes and Revolving Credit Agreement is contained in Note 14 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

Although the majority of our business is transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the British Pound, Canadian dollar, and Euro. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the U.S. dollar by 10%, net earnings would have decreased or increased, respectively, by approximately $11 million as it relates exclusively to foreign currency exchange rate exposures.

Financial instruments expose us to counter-party credit risk for non-performance and to market risk for changes in interest and foreign currency rates. We manage exposure to counter-party credit risk through specific minimum credit standards, diversification of counter-parties, and procedures to monitor concentrations of credit risk. We monitor the impact of market risk on the fair value and cash flows of our investments by investing primarily in investment grade interest-bearing securities, which have short-term maturities. We attempt to minimize possible changes in interest and currency exchange rates to amounts that are not material to our results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2021	2020	2019

Net sales
Product sales	$2,109,617	$2,041,086	$2,073,530
Service sales	396,314	350,250	414,431
Total net sales	2,505,931	2,391,336	2,487,961

Cost of sales
Cost of product sales	1,330,191	1,319,562	1,329,761
Cost of service sales	242,384	230,547	259,455
Total cost of sales	1,572,575	1,550,109	1,589,216
Gross profit	933,356	841,227	898,745

Research and development expenses	88,489	74,816	72,520
Selling expenses	116,956	109,537	120,861
General and administrative expenses	326,140	303,288	301,411
Impairment of assets held for sale	19,088	33,043	—
Restructuring expenses	—	31,695	—
Operating income	382,683	288,848	403,953
Interest expense	40,240	35,545	31,347
Other income, net	12,067	9,748	23,856
Earnings before income taxes	354,510	263,051	396,462
Provision for income taxes	(87,351)	(61,659)	(88,879)
Net earnings	$267,159	$201,392	$307,583

Basic earnings per share	$6.61	$4.83	$7.20
Diluted earnings per share	$6.58	$4.80	$7.15

Dividends per share	$0.71	$0.68	$0.66

Weighted average shares outstanding:
Basic	40,417	41,738	42,739
Diluted	40,602	41,999	43,016
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2021	2020	2019

Net earnings	$267,159	$201,392	$307,583
Other comprehensive income
Foreign currency translation, net of tax (1)	(10,829)	41,282	18,447
Pension and postretirement adjustments, net of tax (2)	131,220	(26,864)	(29,017)
Other comprehensive income (loss), net of tax	120,391	14,418	(10,570)
Comprehensive income	$387,550	$215,810	$297,013

(1)The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for 2021, 2020, and 2019 was immaterial.

(2)The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for 2021, 2020, and 2019 was ($42.3) million, $8.3 million, and $8.5 million, respectively.
See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$171,004	$198,248
Receivables, net	647,148	588,718
Inventories, net	411,567	428,879
Assets held for sale	10,988	27,584
Other current assets	67,101	57,395
Total current assets	1,307,808	1,300,824
Property, plant, and equipment, net	360,031	378,200
Goodwill	1,463,026	1,455,137
Other intangible assets, net	538,077	609,630
Operating lease right-of-use assets, net	143,613	150,898
Prepaid pension asset	256,422	92,531
Other assets	34,568	34,114
Total assets	$4,103,545	$4,021,334
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$—	$100,000
Accounts payable	211,640	201,237
Accrued expenses	144,466	140,200
Income taxes payable	3,235	6,633
Deferred revenue	260,157	253,411
Liabilities held for sale	12,655	10,141
Other current liabilities	102,714	98,755
Total current liabilities	734,867	810,377
Long-term debt	1,050,610	958,292
Deferred tax liabilities	147,349	115,007
Accrued pension and other postretirement benefit costs	91,329	98,345
Long-term operating lease liability	127,152	133,069
Long-term portion of environmental reserves	13,656	15,422
Other liabilities	112,092	103,248
Total liabilities	2,277,055	2,233,760
Contingencies and Commitments (Notes 10, 14, and 19)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 100,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 49,187,378 shares issued as of December 31, 2021 and December 31, 2020; outstanding shares were 38,469,778 as of December 31, 2021 and 40,916,429 as of December 31, 2020	49,187	49,187
Additional paid in capital	127,104	122,535
Retained earnings	2,908,827	2,670,328
Accumulated other comprehensive loss	(190,465)	(310,856)
Common treasury stock, at cost (10,717,600 shares as of December 31, 2021 and 8,270,949 shares as of December 31, 2020)	(1,068,163)	(743,620)
Total stockholders' equity	1,826,490	1,787,574
Total liabilities and stockholders’ equity	$4,103,545	$4,021,334

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net earnings	$267,159	$201,392	$307,583
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	114,384	115,903	102,412
(Gain) on sale/disposal of long-lived assets	(568)	—	(11,054)
Deferred income taxes	(10,200)	(7,048)	40,787
Share-based compensation	13,450	14,437	13,669
Impairment of assets held for sale	19,088	33,043	—
Foreign exchange loss on substantial liquidation of subsidiary	—	9,351	—
Non-cash restructuring charges	—	15,628	—
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Receivables, net	(59,372)	71,147	(12,613)
Inventories, net	15,321	15,535	(3,485)
Progress payments	(3,672)	(7,689)	(4,834)
Accounts payable and accrued expenses	17,713	(55,513)	(18,629)
Deferred revenue	9,584	(33,179)	36,134
Income taxes	(12,988)	15,171	(15,625)
Pension and postretirement, net	(1,236)	(153,375)	(1,310)
Other	19,005	26,377	(11,631)
Net cash provided by operating activities	387,668	261,180	421,404
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	4,045	2,930	15,093
Additions to property, plant, and equipment	(41,108)	(47,499)	(69,752)
Acquisition of businesses, net of cash acquired	—	(487,944)	(185,209)
Additional consideration paid on prior year acquisitions	(5,340)	—	—
Other	—	(17)	(172)
Net cash used for investing activities	(42,403)	(532,530)	(240,040)
Cash flows from financing activities:
Borrowings under revolving credit facilities	455,950	570,675	37,692
Payment of revolving credit facilities	(362,050)	(570,675)	(37,934)
Borrowings of debt	—	300,000	—
Principal payments on debt	(100,000)	—	—
Repurchases of company stock	(343,129)	(200,018)	(50,661)
Proceeds from share-based compensation plans	9,705	11,148	11,770
Dividends paid	(28,660)	(28,175)	(28,200)
Other	(945)	(874)	(812)
Net cash provided by (used for) financing activities	(369,129)	82,081	(68,145)
Effect of exchange-rate changes on cash	(3,380)	(3,516)	1,748
Net increase (decrease) in cash and cash equivalents	(27,244)	(192,785)	114,967
Cash and cash equivalents at beginning of year	198,248	391,033	276,066
Cash and cash equivalents at end of year	171,004	198,248	391,033

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2019	$49,187	$118,234	$2,191,471	$(288,447)	$(539,664)
Cumulative effect from adoption of ASU 2018-02	—	—	26,257	(26,257)	—
Net earnings	—	—	307,583	—	—
Other comprehensive loss, net of tax	—	—	—	(10,570)	—
Dividends paid	—	—	(28,200)	—	—
Restricted stock	—	(10,483)	—	—	10,483
Employee stock purchase plan and stock options exercised	—	(4,226)	—	—	15,996
Share-based compensation	—	13,264	—	—	405
Repurchase of common stock (1)	—	—	—	—	(50,661)
Other	—	(719)	—	—	719
December 31, 2019	$49,187	$116,070	$2,497,111	$(325,274)	$(562,722)
Net earnings	—	—	201,392	—	—
Other comprehensive income, net of tax	—	—	—	14,418	—
Dividends paid	—	—	(28,175)	—	—
Restricted stock	—	(4,115)	—	—	4,115
Employee stock purchase plan and stock options exercised	—	(3,286)	—	—	14,434
Share-based compensation	—	14,383	—	—	54
Repurchase of common stock (1)	—	—	—	—	(200,018)
Other	—	(517)	—	—	517
December 31, 2020	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
Net earnings	—	—	267,159	—	—
Other comprehensive income, net of tax	—	—	—	120,391	—
Dividends paid	—	—	(28,660)	—	—
Restricted stock	—	(9,007)	—	—	9,007
Employee stock purchase plan	—	877	—	—	8,828
Share-based compensation	—	13,296	—	—	154
Repurchase of common stock (1)	—	—	—	—	(343,129)
Other	—	(597)	—	—	597
December 31, 2021	$49,187	$127,104	$2,908,827	$(190,465)	$(1,068,163)
(1) For the years ended December 31, 2021, 2020, and 2019, the Corporation repurchased approximately 2.7 million, 2.0 million, and 0.4 million shares of its common stock, respectively.
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Curtiss-Wright Corporation and its subsidiaries (the Corporation or the Company) is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets.

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

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2021, 2020, and 2019.

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

Compensation expense for performance shares and time-based restricted stock is recognized over the requisite service period for the entire award based on the grant date fair value.

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

Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income (loss) within stockholders’ equity. This balance is primarily affected by foreign currency exchange rate fluctuations. Losses from foreign currency transactions are included in general and administrative expenses in the Consolidated Statement of Earnings, which amounted to $1.8 million, $3.9 million, and $7.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

2. REVENUE

The Corporation accounts for revenues in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of a promised good and/or service is transferred to a customer at a transaction price that reflects the consideration that the Corporation expects to be entitled to in exchange for that good and/or service.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation's consolidated financial position, results or operations, or cash flows. There were no significant changes in estimated contract costs during 2021, 2020, or 2019. If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31,
	2021	2020	2019
Over-time	50%	52%	49%
Point-in-time	50%	48%	51%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.2 billion as of December 31, 2021, of which the Corporation expects to recognize approximately 87% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type
	Year Ended December 31,
(In thousands)	2021	2020	2019
Aerospace & Defense
Aerospace Defense	$452,661	$463,690	$416,841
Ground Defense	220,290	107,448	93,432
Naval Defense	710,688	692,152	568,776
Commercial Aerospace	267,722	325,518	433,038
Total Aerospace & Defense Customers	$1,651,361	$1,588,808	$1,512,087

Commercial
Power & Process	$473,489	$474,842	$572,950
General Industrial	381,081	327,686	402,924
Total Commercial Customers	$854,570	$802,528	$975,874

Total	$2,505,931	$2,391,336	$2,487,961

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenues recognized for the years ended December 31, 2021, 2020, and 2019 included in the contract liabilities balance at the beginning of the respective years were approximately $210 million, $224 million, and $198 million, respectively. Changes in contract assets and contract liabilities as of December 31, 2021 were not materially impacted by any other factors. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Consolidated Balance Sheet.

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

For the year ended December 31, 2021, the Corporation did not complete any acquisitions. However, the Corporation paid $5 million during the twelve months ended December 31, 2021 in regard to prior period acquisitions, which included a working capital adjustment on the acquisition of Pacific Star Communications, Inc. (PacStar), as well as a portion of the purchase price on the acquisition of Dyna-Flo Control Valve Services Ltd. (Dyna-Flo), which was initially held back as security for potential indemnification claims against the seller in accordance with the terms of the Purchase Agreement.

For the year ended December 31, 2020, the Corporation acquired three businesses for an aggregate purchase price of $496 million, net of cash acquired. The Corporation's prior period acquisitions contributed $40 million of total net sales and $5 million of net losses for the year ended December 31, 2020 which are included in the Consolidated Statement of Earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated in 2020:

(In thousands)	2020
Accounts receivable	$25,488
Inventory	37,840
Property, plant, and equipment	5,280
Intangible assets	204,384
Operating lease right-of-use assets, net	5,562
Other current and non-current assets	7,050
Current and non-current liabilities	(75,257)
Net tangible and intangible assets	210,347
Goodwill	285,200
Total Purchase price	$495,547

Goodwill deductible for tax purposes	$37,234

2020 Acquisitions

PacStar

On October 30, 2020, the Corporation acquired 100% of the issued and outstanding stock of PacStar for $406 million. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited in escrow as security for potential indemnification claims against the seller. PacStar is a provider of tactical communications solutions for battlefield network management. The acquired business operates within the Defense Electronics segment.

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

4. ASSETS HELD FOR SALE

During the fourth quarter of 2020, the Corporation committed to a plan to sell its industrial valve business in Germany, which is reported within its Naval & Power segment. The business met the criteria to be classified as held for sale in the fourth quarter of 2020. Accordingly, the assets and liabilities of the business are presented as held for sale in the Corporation's Consolidated Balance Sheet as of December 31, 2021. The aforementioned assets and liabilities classified as held for sale have been measured at the lower of carrying value or fair value less costs to sell, which resulted in impairment losses of $19 million and $33 million for the years ended December 31, 2021 and 2020, respectively. Such amounts have been reported in the "Impairment of assets held for sale" caption within the Corporation’s Consolidated Statement of Earnings.

The aggregate components of assets and liabilities classified as held for sale as of December 31 are as follows:

(In thousands)	2021	2020
Assets held for sale:
Receivables, net	$11,038	$9,902
Inventories, net	18,373	16,401
Other current assets	1,181	1,798
Property, plant, and equipment, net	4,220	4,821
Reserve for assets held for sale	(23,824)	(5,338)
Total assets held for sale, current	$10,988	$27,584
Liabilities held for sale:
Accounts payable	$(4,450)	(2,654)
Accrued expenses	(1,165)	(1,375)
Other current liabilities	(2,631)	(748)
Accrued pension and other postretirement benefit costs	(4,409)	(5,364)
Total liabilities held for sale, current	$(12,655)	$(10,141)

5. RECEIVABLES
Receivables include current notes, amounts billed to customers, claims, other receivables, and unbilled revenue on long-term contracts, which consists of amounts recognized as sales but not billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year. An immaterial amount of billed receivables are subject to retainage provisions. The amount of claims and unapproved change orders within our receivables balances is immaterial.
The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 55% and 53% of total net sales in 2021 and 2020, respectively. Total receivables due from government sources (primarily the U.S Government) were $401.0 million and $352.7 million as of December 31, 2021 and 2020, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $253.5 million and $198.6 million as of December 31, 2021 and 2020, respectively.
The composition of receivables as of December 31 is as follows:

(In thousands)	2021	2020
Billed receivables:
Trade and other receivables	$362,007	$361,460
Unbilled receivables:
Recoverable costs and estimated earnings not billed	291,758	238,309
Less: Progress payments applied	(1,297)	(3,291)
Net unbilled receivables	290,461	235,018
Less: Allowance for doubtful accounts	(5,320)	(7,760)
Receivables, net	$647,148	$588,718

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

The composition of inventories as of December 31 is as follows:

(In thousands)	2021	2020
Raw materials	$191,066	$177,828
Work-in-process	78,221	80,729
Finished goods	98,944	120,767
Inventoried costs related to U.S. Government and other long-term contracts (1)	48,619	56,599
Inventories, net of reserves	416,850	435,923
Less: Progress payments applied	(5,283)	(7,044)
Inventories, net	$411,567	$428,879
(1) As of December 31, 2021 and 2020, this caption also includes capitalized development costs of $25.7 million and $29.7 million, respectively, related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced and sold under contract. As of December 31, 2021 and 2020, capitalized development costs of $12.1 million and $13.0 million, respectively, are not currently supported by existing firm orders.

7. PROPERTY, PLANT, AND EQUIPMENT
The composition of property, plant, and equipment as of December 31 is as follows:

(In thousands)	2021	2020
Land	$17,615	$17,660
Buildings and improvements	239,217	236,355
Machinery, equipment, and other	885,970	881,110
Property, plant, and equipment, at cost	1,142,802	1,135,125
Less: Accumulated depreciation	(782,771)	(756,925)
Property, plant, and equipment, net	$360,031	$378,200
Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $54.8 million, $55.3 million, and $57.4 million, respectively.

8. GOODWILL

In connection with the change in reportable segments on January 1, 2021, the Corporation recast its previously reported goodwill balances as of December 31, 2020 and December 31, 2019 on a relative fair value basis. Refer to Note 18 to the Consolidated Financial Statements for additional information on the Corporation’s reportable segments.

The changes in the carrying amount of goodwill for 2021 and 2020 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2019	$314,667	$441,291	$410,722	$1,166,680
Acquisitions	—	256,733	28,467	285,200
Impairment on assets held for sale (1)	—	—	(9,598)	(9,598)
Adjustments	—	(1,385)	—	(1,385)
Foreign currency translation adjustment	2,254	7,276	4,710	14,240
December 31, 2020	$316,921	$703,915	$434,301	$1,455,137
Adjustments (2)	—	12,943	—	12,943
Foreign currency translation adjustment	(774)	(2,844)	(1,436)	(5,054)
December 31, 2021	$316,147	$714,014	$432,865	$1,463,026

(1) Amount relates to the Corporation's industrial valves business in Germany, which was classified as held for sale as of December 31, 2020.

(2) Amount primarily relates to post-closing adjustments on the Corporation's acquisition of PacStar in October 2020.

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

The Corporation completed its annual goodwill impairment testing as of October 31, 2021, 2020, and 2019 and concluded that there was no impairment of goodwill.

9. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2021 and December 31, 2020, respectively.

	2021			2020
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology (2)	$274,615	$(164,077)	$110,538	$280,595	$(148,064)	$132,531
Customer related intangibles (2)	568,720	(270,816)	297,904	573,722	(239,798)	333,924
Programs (1)	144,000	(27,000)	117,000	144,000	(19,800)	124,200
Other intangible assets	49,559	(36,924)	12,635	51,493	(32,518)	18,975
Total	$1,036,894	$(498,817)	$538,077	$1,049,810	$(440,180)	$609,630
(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.
(2) During the year ended December 31, 2020, the Corporation recognized an impairment loss of $18 million pertaining to technology and customer-related intangibles of its industrial valve business in Germany, which was classified as held for sale during the fourth quarter of 2020.
During the year ended December 31, 2020, the Corporation acquired intangible assets of $204.4 million as a result of the Corporation's PacStar, IADS, and Dyna-Flo acquisitions, which included Customer-related intangibles of $159.9 million, Technology of $34.6 million, and Other intangible assets of $9.9 million. The weighted average amortization periods for these aforementioned intangible assets are 16.4 years, 8.9 years, and 7.1 years, respectively. During the year ended December 31, 2021, the Corporation did not acquire any intangible assets. However, as a result of finalizing the purchase price allocation related to the Corporation's acquisition of PacStar, approximately $12 million of intangible assets were reclassified to goodwill during 2021.
Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $60 million, $61 million, and $45 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2022	$55
2023	$52
2024	$48
2025	$45
2026	$44

10. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases vehicles, machinery, and office equipment under operating leases. Our leases have remaining lease terms ranging from approximately 1 year to 15 years, some of which include options for renewals, escalations, or terminations. Rental expenses for all operating leases amounted to $42 million, $41 million, and $37 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The components of lease expense were as follows:

	Year Ended
(In thousands)	December 31, 2021	December 31, 2020
Operating lease cost	$41,663	$40,961

Finance lease cost:
Depreciation of finance leases	$1,037	$1,037
Interest on lease liabilities	431	468
Total finance lease cost	$1,468	$1,505

Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2021	December 31, 2020
Cash used for operating activities:
Operating cash flows used for operating leases	$(33,352)	$(33,842)
Operating cash flows used for finance leases	(431)	(468)
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$9,040	$8,714

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
(In thousands, except lease term and discount rate)	2021	2020
Operating Leases
Operating lease right-of-use assets, net	$143,613	$150,898

Other current liabilities	$25,389	$27,263
Long-term operating lease liability	127,152	133,069
Total operating lease liabilities	$152,541	$160,332

Finance Leases
Property, plant, and equipment	$15,561	$15,561
Accumulated depreciation	(7,608)	(6,570)
Property, plant, and equipment, net	$7,953	$8,991

Other current liabilities	$1,019	$945
Other liabilities	9,022	10,041
Total finance lease liabilities	$10,041	$10,986

Weighted average remaining lease term
Operating leases	8.3 years	8.6 years
Finance leases	7.7 years	8.7 years
Weighted average discount rate
Operating leases	3.51%	3.67%
Finance leases	4.05%	4.05%

Maturities of lease liabilities were as follows:

	As of December 31, 2021
(In thousands)	Operating Leases	Finance Leases
2022	$31,698	$1,410
2023	29,037	1,445
2024	26,166	1,481
2025	19,811	1,518
2026	16,161	1,556
Thereafter	63,723	4,337
Total lease payments	186,596	11,747
Less: imputed interest	(34,055)	(1,706)
Total	$152,541	$10,041

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
As of December 31, 2021 and December 31, 2020, the Corporation did not have any active interest rate swaps.
Effects on Consolidated Balance Sheet
As of December 31, 2021 and December 31, 2020, the fair values of the asset and liability derivative instruments were immaterial.
Effects on Consolidated Statement of Earnings
Undesignated hedges
The location and amount of (gains) and losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the years ended December 31, were as follows:

(In thousands)	2021	2020	2019
Forward exchange contracts:
General and administrative expenses	$1,499	$2,312	$(2,072)
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2021. The fair values of our debt instruments are characterized as Level 2 measurements which are based on market-based inputs or unobservable inputs and corroborated by market data such as quoted prices, interest rates, or yield curves. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2021, net of debt issuance costs, totaled $1,003 million compared to a carrying value, net of debt issuance costs, of $949 million. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2020, net of debt issuance costs, totaled $1,122 million compared to a carrying value, net of debt issuance costs, of $1,049 million.

The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2021	2020
Accrued compensation	$99,835	$96,228
Accrued commissions	5,533	6,050
Accrued interest	13,092	13,327
Accrued insurance	6,202	7,215
Other	19,804	17,380
Total accrued expenses	$144,466	$140,200

Other current liabilities consist of the following as of December 31:

(In thousands)	2021	2020
Short-term lease liabilities	$25,389	$27,263
Warranty reserves	15,268	14,491
WEC legal reserve(1)	15,000	11,600
Pension and other postretirement liabilities	8,054	7,715
Restructuring liability	279	6,944
Other	38,724	30,742
Total other current liabilities	$102,714	$98,755
(1) As of December 31, 2021, the Corporation reclassified prior year amounts associated with its ongoing legal matter with Westinghouse Electric Company (WEC) regarding the AP1000 program. As a result, amounts previously captured within the "warranty reserves" and "other" captions were reclassified into the "WEC legal reserve" caption. See Note 19 to the Consolidated Financial Statements for more information regarding the Corporation's WEC legal reserve.
13. INCOME TAXES
2017 Tax Cuts and Jobs Act

In conjunction with the enactment of the 2017 Tax Cuts and Jobs Act (the Tax Act), the Corporation recorded provisional income tax expense of $18.2 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. The finalized transition tax of $23.6 million was to be paid over 8 years pursuant to the Tax Act. The transition tax liability, which is expected to be paid in 2024 and 2025, was $7.4 million and $9.0 million as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, the Corporation reassessed its assertion around whether foreign undistributed earnings should continue to no longer be considered permanently reinvested. Based on such assessment, Corporation revised its assertion with respect to prior and current earnings of a foreign subsidiary, which resulted in the reversal of $2.8 million of tax liabilities previously recorded. The Corporation maintains its previous assertion for all other foreign subsidiaries, and has recorded a liability for withholding taxes that would arise upon distribution of the Corporation’s foreign undistributed earnings.

During the fourth quarter of 2020, the Corporation committed to a plan to sell its industrial valve business in Germany. As a result, the tax consequences from those temporary differences resulting from the held for sale designation are no longer considered to be permanently reinvested. However, the Corporation has not recorded any provision, as it expects under tax law to recover the outside basis difference in a tax-free manner. With respect to the sale of the German industrial valves business in January 2022, the Corporation has determined that the global intangible low-taxed income (GILTI)-related impact associated with the sale is immaterial.

Except as noted above, the Corporation remains permanently reinvested to the extent of any outside basis differences in its foreign subsidiaries in excess of the amount of undistributed earnings as it is not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2021	2020	2019
Domestic	$271,694	$212,613	$273,036
Foreign(1)	82,816	50,438	123,426
	$354,510	$263,051	$396,462
(1) The Corporation recognized pre-tax impairment losses of $19 million in 2021 and $33 million in 2020 pertaining to its industrial valve business in Germany, which was classified as held for sale during the fourth quarter of 2020.

The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2021	2020	2019
Current:
Federal	$57,910	$36,793	$14,195
State	15,477	11,882	3,766
Foreign	22,034	21,841	24,816
Total current	95,421	70,516	42,777

Deferred:
Federal	(7,167)	1,043	38,647
State	(477)	(527)	6,632
Foreign	(426)	(9,373)	823
Total deferred	(8,070)	(8,857)	46,102
Provision for income taxes	$87,351	$61,659	$88,879
The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Add (deduct):
State and local taxes, net of federal benefit	3.6	3.7	2.4
Foreign asset impairment (held for sale)	1.6	1.2	—
Valuation allowance for foreign assets held for sale	0.2	1.3	—
R&D tax credits	(1.3)	(0.9)	(1.2)
Foreign earnings(1)	0.2	(0.9)	1.4
Foreign-derived intangible income	(1.4)	(2.8)	(1.3)
All other, net	0.7	0.8	0.1
Effective tax rate	24.6%	23.4%	22.4%
(1) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances, excluding items related to foreign assets classified as held for sale.

The components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

(In thousands)	2021	2020
Deferred tax assets:
Operating lease liabilities	$32,868	$33,371
Inventories, net	17,237	16,734
Net operating loss	5,384	5,518
Environmental reserves	9,262	8,698
Incentive compensation	6,936	8,102
Pension and other postretirement liabilities	—	13,533
Legal reserves	6,991	—
Other	32,665	33,401
Total deferred tax assets	111,343	119,357
Deferred tax liabilities:
Goodwill amortization	98,947	90,112
Operating lease right-of-use assets, net	30,911	31,292
Other intangible amortization	59,056	65,549
Depreciation	13,694	22,780
Withholding taxes	12,776	12,549
Pension and other postretirement assets	29,385	—
Other	7,149	8,757
Total deferred tax liabilities	251,918	231,039
Valuation allowance	2,625	1,240
Net deferred tax liabilities	$143,200	$112,922
Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet as of December 31 as follows:

(In thousands)	2021	2020
Net noncurrent deferred tax assets	$4,149	$2,085
Net noncurrent deferred tax liabilities	147,349	115,007
Net deferred tax liabilities	$143,200	$112,922
The Corporation has income tax net operating loss carryforwards related to international operations of $6.1 million, of which $3.4 million have an indefinite life and $2.7 million which expire through 2028. The Corporation has federal and state income tax net loss carryforwards of $61.8 million, all of which are net operating losses that expire through 2040. The Corporation has recorded a deferred tax asset of $5.4 million, reflecting the benefit of the loss carryforwards related to international and domestic operations.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021 in certain of the Corporation’s foreign locations. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. As of December 31, 2021, the Corporation increased its valuation allowance by $1.4 million to $2.6 million, in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
As of December 31, 2021, the Corporation recorded a deferred tax asset of $4.4 million on net operating losses of $14.7 million related to the held for sale industrial valve business in Germany. A provision of $0.7 million was recorded during the year ended December 31, 2021, resulting in a full valuation allowance against the deferred tax asset, as it is more likely than not that the losses will be forfeited.
Income tax payments, net of refunds, of $107.1 million, $54.0 million, and $63.9 million were made in 2021, 2020, and 2019, respectively.

The Corporation has recorded a liability in Other liabilities for interest of $3.9 million and penalties of $2.0 million as of December 31, 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2021	2020	2019
Balance as of January 1,	$15,585	$12,676	$13,563
Additions for tax positions of prior periods	2,877	1,497	581
Reductions for tax positions of prior periods	(1,861)	(615)	(2,184)
Additions for tax positions related to the current year	655	2,041	936
Settlements	(238)	(14)	(220)
Balance as of December 31,	$17,018	$15,585	$12,676
In many cases, the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2021:

United States (Federal)	2018	-	present
United States (Various states)	2010	-	present
United Kingdom	2020	-	present
Canada	2018	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in total unrecognized tax benefits as of December 31, 2021, 2020, and 2019 is $14.1 million, $13.0 million, and $10.2 million, respectively, which if recognized, would favorably impact the effective income tax rate.
14. DEBT
Debt consists of the following as of December 31:

(In thousands)	2021	2021	2020	2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement, due 2023	$93,900	$93,900	$—	$—
3.84% Senior notes due 2021	—	—	100,000	102,173
3.70% Senior notes due 2023	202,500	208,086	202,500	211,790
3.85% Senior notes due 2025	90,000	95,246	90,000	97,429
4.24% Senior notes due 2026	200,000	218,421	200,000	224,390
4.05% Senior notes due 2028	67,500	73,783	67,500	75,440
4.11% Senior notes due 2028	90,000	98,854	90,000	101,047
3.10% Senior notes due 2030	150,000	154,832	150,000	155,805
3.20% Senior notes due 2032	150,000	154,875	150,000	155,048
Total debt	1,043,900	1,097,997	1,050,000	1,123,122
Debt issuance costs, net	(949)	(949)	(1,147)	(1,147)
Unamortized interest rate swap proceeds (1)	7,659	7,659	9,439	9,439
Total debt, net	1,050,610	1,104,707	1,058,292	1,131,414
Less: current portion of long-term debt	—	—	100,000	100,000
Total long-term debt	$1,050,610	$1,104,707	$958,292	$1,031,414
(1) Represents the gain from termination of the Corporation's interest rate swap agreements on its 3.85% and 4.24% Senior Notes in February 2016, which will be amortized into interest expense over the remaining terms of the respective notes.

The weighted-average interest rate of the Corporation's Revolving Credit Agreement in 2021 and 2020 was 1.0% and 1.4%, respectively.

The Corporation's total debt outstanding had a weighted-average interest rate of 3.4% in both 2021 and 2020.

Aggregate maturities of debt are as follows:

(In thousands)
2022	$—
2023	296,400
2024	—
2025	90,000
2026	200,000
Thereafter	457,500
Total	$1,043,900
Interest payments of $40 million, $31 million, and $30 million were made in 2021, 2020, and 2019, respectively.
Revolving Credit Agreement
In October 2018, the Corporation amended the terms of its existing Credit Agreement (Credit Agreement) with a syndicate of financial institutions, led by Bank of America N.A., Wells Fargo, N.A., and JP Morgan Chase Bank, N.A.. The amended agreement, which provides the Corporation with a borrowing capacity of $500 million, extended the maturity date from November 2019 to October 2023 and expanded the accordion feature from $100 million to $200 million. The proceeds available under the Credit Agreement are to be used for working capital, internal growth initiatives, funding of future acquisitions, and general corporate purposes. As of December 31, 2021, the Corporation had $21 million in letters of credit supported by the credit facility and $94 million borrowings outstanding under the credit facility. The unused credit available under the credit facility as of December 31, 2021 was $385 million, which the Corporation had the ability to borrow in full without violating its debt to capitalization covenant.
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
On December 8, 2011, the Corporation issued $300 million of Senior Notes (the “2011 Notes”). The 2011 Notes consist of $100 million of 3.84% Senior Notes that matured on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the 2011 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2011 Notes. Under the Note Purchase Agreement, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60%. The 2011 Notes also contain a cross default provision with our other senior indebtedness.
As of December 31, 2021, the Corporation had the ability to borrow additional debt of $1.6 billion without violating our debt to capitalization covenant.

15. EARNINGS PER SHARE
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.
As of December 31, 2021, 2020 and 2019, there were no anti-dilutive equity-based awards excluded from the calculation of diluted earnings per share.
Earnings per share calculations for the years ended December 31, 2021, 2020, and 2019, were as follows:

(In thousands, except per share data)	Net Earnings	Weighted- Average Shares Outstanding	Earnings per Share
2021
Basic earnings per share	$267,159	40,417	$6.61
Dilutive effect of deferred stock compensation		185
Diluted earnings per share	$267,159	40,602	$6.58
2020
Basic earnings per share	$201,392	41,738	$4.83
Dilutive effect of stock options and deferred stock compensation		261
Diluted earnings per share	$201,392	41,999	$4.80
2019
Basic earnings per share	$307,583	42,739	$7.20
Dilutive effect of stock options and deferred stock compensation		277
Diluted earnings per share	$307,583	43,016	$7.15

16. SHARE-BASED COMPENSATION PLANS

In May 2014, the Corporation adopted the Curtiss-Wright 2014 Omnibus Incentive Plan (the “2014 Omnibus Plan”). The plan replaced the Corporation's existing 2005 Long Term Incentive Plan and the 2005 Stock Plan for Non-Employee Directors (collectively the “2005 Stock Plans”). Beginning in May 2014, all awards were granted under the 2014 Omnibus Plan. The maximum aggregate number of shares of common stock that may be issued under the 2014 Omnibus Plan are 2,400,000 less one share of common stock for every one share of common stock granted under any prior plan after December 31, 2013 and prior to the effective date of the 2014 Omnibus Plan. In addition, any awards that were previously granted under any prior plan that terminate without issuance of shares shall be eligible for issuance under the 2014 Omnibus Plan. Awards under the 2014 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock units (RSU), other stock-based awards, performance share units (PSU), or cash-based performance units (PU).

During 2021, the Corporation granted share-based awards in the form of RSUs and PSUs. Previous grants under the 2005 Stock Plans included non-qualified stock options. Under our employee benefit program, the Corporation also provides an Employee

Stock Purchase Plan (ESPP) to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2021, 2020, and 2019 is as follows:

(In thousands)	2021	2020	2019
Employee Stock Purchase Plan	$1,710	$1,625	$1,585
Performance Share Units	4,850	4,909	4,853
Restricted Share Units	5,661	6,978	6,061
Other share-based payments	1,229	925	1,170
Total share-based compensation expense before income taxes	$13,450	$14,437	$13,669

Other share-based grants include service-based restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expense in the Consolidated Statement of Earnings. No share-based compensation costs were capitalized during 2021, 2020, or 2019.

The following table summarizes the cash received from share-based awards on share-based compensation:

(In thousands)	2021	2020	2019
Cash received from share-based awards	$9,705	$11,148	$11,770

Stock Options

As of December 31, 2021, the Corporation's did not have any stock options outstanding. The total intrinsic value of stock options exercised during 2020 and 2019 was $5.2 million, and $8.7 million, respectively.

Performance Share Units

The Corporation has granted performance share units to certain employees, whose three year cliff vesting is contingent upon the Corporation's total shareholder return over the three-year term beginning at the start of the fiscal year following the date of grant. Performance is measured by determining the percentile rank of the total shareholder return of the Corporation's common stock in relation to the total shareholder return of the S&P Midcap 400 Index (for awards granted in 2020 through 2021) or compared to a self-constructed peer group (for awards granted in 2019). The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s common stock on the date of grant. The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period.

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

A summary of the Corporation’s 2021 activity related to performance share units and restricted share units are as follows:

	Performance Share Units (PSUs)		Restricted Share Units (RSUs)
	Shares/Units (000’s)	Weighted- Average Fair Value	Shares/Units (000’s)	Weighted- Average Fair Value
Nonvested as of December 31, 2020	107	$138.37	227	$97.24
Granted	34	150.23	74	123.34
Vested	(27)	197.19	(72)	95.13
Forfeited	(1)	103.86	(6)	105.70
Nonvested as of December 31, 2021	113	$128.05	223	$106.34
Expected to vest as of December 31, 2021	113	$128.05	223	$106.34

Nonvested PSUs had an intrinsic value of $15.7 million and unrecognized compensation costs of $5.0 million as of December 31, 2021. Nonvested RSUs had an intrinsic value of $31.0 million and unrecognized compensation costs of $10.7 million as of December 31, 2021. Unrecognized compensation costs related to PSUs and RSUs are expected to be recognized over 1.7 years and 2.6 years, respectively.

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
As of December 31, 2021, and 2020, the Corporation had a noncurrent pension asset of $233.8 million and $80.8 million, respectively. The change in balance was primarily due to a higher return on plan assets during 2021.
Nonqualified Pension Plan
The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $69.1 million and $71.8 million as of December 31, 2021 and 2020, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $5.9 million in 2022.
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
The Corporation had an accrued postretirement benefit liability as of December 31, 2021 and 2020 of $25.2 million and $25.7 million, respectively. The Corporation expects to contribute $2.1 million to the plan during 2022.
Foreign Plans
As of December 31, 2021 and 2020, the total projected benefit obligation related to all foreign plans was $107.2 million and $115.5 million, respectively. As of December 31, 2021 the Corporation had a net pension asset of $12.9 million. As of December 31, 2020, the Corporation had a net pension liability of $2.6 million. The Corporation's contributions to the foreign plans are expected to be $2.4 million in 2022.
Components of net periodic benefit expense

The net pension and net postretirement benefit costs consisted of the following:

	Pension Benefits			Postretirement Benefits
(In thousands)	2021	2020	2019	2021	2020	2019
Service cost	$26,735	$26,013	$23,664	$472	$506	$432
Interest cost	17,419	23,847	29,019	426	609	796
Expected return on plan assets	(60,286)	(67,217)	(59,153)	—	—	—
Amortization of prior service cost	(251)	(269)	(283)	(304)	(657)	(656)
Recognized net actuarial loss/(gain)	28,905	23,062	9,310	—	(5)	(198)
Special termination benefits	52	—	—	367	—	—
Cost of settlements/curtailments	3,310	2,395	—	—	—	—
Net periodic benefit cost	$15,884	$7,831	$2,557	$961	$453	$374
The cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2021, special termination benefits were recognized as a result of early retirement benefits offered to employees in the US and Switzerland. In addition, the Company recognized settlement charges in 2021 related to the retirement of former executives. In 2020, settlement charges were incurred in Mexico and Switzerland. In addition, a curtailment was recognized in Mexico in 2020 as a result of the Corporation's restructuring initiatives.
The following table outlines the Corporation's consolidated disclosure of the pension benefits and postretirement benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2021 measurement date.

	Pension Benefits		Postretirement Benefits
(In thousands)	2021	2020	2021	2020
Change in benefit obligation:
Beginning of year	$1,044,035	$945,187	$25,670	$23,566
Service cost	26,735	26,013	472	506
Interest cost	17,419	23,847	426	609
Plan participants’ contributions	1,304	1,366	294	331
Amendments	(477)	—	309	—
Actuarial (gain) loss	(37,825)	92,596	(41)	3,048
Benefits paid	(68,965)	(46,607)	(2,303)	(2,390)
Special Termination Benefits	52	—	367	—
Actual expenses	(1,491)	(1,526)	—	—
Curtailments	—	1,636	—	—
Settlements	—	(3,867)	—	—
Currency translation adjustments	(1,717)	5,390	—	—
End of year	$979,070	$1,044,035	$25,194	$25,670

Change in plan assets:
Beginning of year	$1,050,509	$835,139	$—	$—
Actual return on plan assets	163,881	105,810	—	—
Employer contribution	12,766	155,359	2,009	2,059
Plan participants’ contributions	1,304	1,366	294	331
Benefits paid	(68,965)	(46,607)	(2,303)	(2,390)
Actual expenses	(1,491)	(1,526)	—	—
Settlements	—	(3,867)	—	—
Currency translation adjustments	(1,388)	4,835	—	—
End of year	$1,156,616	$1,050,509	$—	$—

Funded status	$177,546	$6,474	$(25,194)	$(25,670)

	Pension Benefits		Postretirement Benefits
(In thousands)	2021	2020	2021	2020
Amounts recognized on the balance sheet
Noncurrent assets	$256,422	$92,554	$—	$—
Current liabilities	(6,257)	(6,444)	(2,076)	(1,596)
Noncurrent liabilities(1)	(72,619)	(79,636)	(23,118)	(24,074)
Total	$177,546	$6,474	$(25,194)	$(25,670)
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$120,676	$294,545	$584	$624
Prior service cost	(544)	(321)	(135)	(747)
Total	$120,132	$294,224	$449	$(123)
Information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$101,667	$114,297	$25,193	N/A
Accumulated benefit obligation	95,755	111,807	25,193	N/A
Fair value of plan assets	22,792	28,217	—	N/A
(1) As of December 31, 2021 and 2020, this caption includes accrued pension and other postretirement benefit costs of $4.4 million and $5.4 million, respectively, reflected in the "Liabilities held for sale" caption within the Consolidated Balance Sheet.
Plan Assumptions

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Weighted-average assumptions in determination of benefit obligation:
Discount rate	2.72%	2.36%	2.79%	2.43%
Rate of compensation increase	3.40%	3.41%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	7.00%	7.25%
Ultimate rate reached in 2032	N/A	N/A	4.50%	4.50%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	2.36%	3.05%	2.43%	3.15%
Expected return on plan assets	6.18%	7.11%	N/A	N/A
Rate of compensation increase	3.41%	3.46%	N/A	N/A
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A	7.25%	7.50%
Ultimate rate reached in 2032	N/A	N/A	4.50%	4.50%
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
The Corporation maintains the funds of the CW Pension Plan under a trust that is diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. As a part of its diversification strategy, the Corporation has established target allocations for each of the following assets classes: domestic equity securities, international equity securities, and debt securities. Below are the Corporation’s actual and established target allocations for the CW Pension Plan, representing 90% of consolidated assets:

	As of December 31,		Target	Expected
	2021	2020	Exposure	Range
Asset class
Domestic equities	56%	54%	50%	40%-60%
International equities	15%	15%	15%	10%-20%
Total equity	71%	69%	65%	55%-75%
Fixed income	29%	31%	35%	25%-45%
As of December 31, 2021 and 2020, cash funds in the CW Pension Plan represented approximately 3% and 2% of portfolio assets, respectively.
Foreign plan assets represent 10% of consolidated plan assets, with most of the assets supporting the U.K. plan. Generally, the foreign plans follow a similar asset allocation strategy and are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 3% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements

The following table presents consolidated plan assets (in thousands) using the fair value hierarchy as of December 31, 2021.

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$16,710	$1,376	$15,334	$—
Equity securities- Mutual funds (1)	688,257	570,293	117,964	—
Bond funds (2)	341,140	242,627	98,513	—
Other (3)	4,402	—	—	4,402
December 31, 2020	$1,050,509	$814,296	$231,811	$4,402
Cash and cash equivalents	$36,788	$3,632	$33,156	$—
Equity securities - Mutual funds (1)	771,655	655,995	115,660	—
Bond funds (2)	343,630	229,973	113,657	—
Other (3)	4,543	—	—	4,543
December 31, 2021	$1,156,616	$889,600	$262,473	$4,543
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

The following table presents a reconciliation of Level 3 assets held during the years ended December 31, 2021 and 2020:

(In thousands)	Insurance Contracts	Real Estate	Other	Total
December 31, 2019	$—	$4,224	$—	$4,224
Actual return on plan assets:
Relating to assets still held at the reporting date	5	(20)	—	(15)
Relating to assets sold during the period	—	(58)	—	(58)
Purchases, sales, and settlements	523	(680)	—	(157)
Foreign currency translation adjustment	49	359	—	408
December 31, 2020	577	3,825	—	4,402
Actual return on plan assets:
Relating to assets still held at the reporting date	—	125	16	141
Relating to assets sold during the period	32	—	—	32
Purchases, sales, and settlements	(592)	226	464	98
Foreign currency translation adjustment	(17)	(102)	(11)	(130)
December 31, 2021	—	4,074	469	4,543
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans	Postretirement Plans	Total
2022	$55,062	$2,076	$57,138
2023	55,349	1,699	57,048
2024	60,035	1,645	61,680
2025	55,531	1,602	57,133
2026	56,269	1,532	57,801
2027 — 2031	285,666	7,065	292,731
Defined Contribution Retirement Plans
The Corporation offers all of its full-time domestic employees the opportunity to participate in a defined contribution plan. Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 7% of eligible compensation. During the year ended December 31, 2021, the expense relating to the plan was $18.7 million, consisting of $10.0 million in matching contributions to the plan in 2021, and $8.7 million in non-elective contributions, primarily paid in January 2022. Cumulative contributions of approximately $100 million are expected to be made from 2022 through 2026.
In addition, the Corporation had foreign pension costs under various defined contribution plans of $5.4 million in 2021, and $5.3 million in both 2020 and 2019.

18. SEGMENT INFORMATION

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

The Aerospace & Industrial reportable segment is comprised of businesses that provide a diversified offering of highly engineered products and services supporting critical applications primarily across the commercial aerospace and general industrial markets. The products offered include electronic throttle control devices and transmission shifters, electro-mechanical actuation control components, and surface technology services such as shot peening, laser peening and engineered coatings.

The Defense Electronics reportable segment is comprised of businesses that primarily provide products to the defense markets and to a lesser extent the commercial aerospace market. The products offered include commercial off-the-shelf (COTS) embedded computing board level modules, integrated subsystems, turret aiming and stabilization products, weapons handling systems, avionics and electronics, flight test equipment, and aircraft data management solutions.

The Naval & Power reportable segment is comprised of businesses that provide products to the naval defense market and to a lesser extent the power & process markets. The products offered include main coolant pumps, power-dense compact motors, generators, secondary propulsion systems, pumps, pump seals, valves, control rod drive mechanisms, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, and fluid sealing products.

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.

Operating results by reportable segment are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net sales
Aerospace & Industrial	$789,054	$807,144	$963,649
Defense Electronics	727,828	610,413	525,393
Naval & Power	995,509	977,109	1,001,662
Less: Intersegment Revenues	(6,460)	(3,330)	(2,743)
Total Consolidated	$2,505,931	$2,391,336	$2,487,961

(In thousands)	2021	2020	2019
Operating income (expense)
Aerospace & Industrial	$121,817	$99,714	$149,135
Defense Electronics	159,089	118,748	119,044
Naval & Power	141,660	108,151	170,883
Corporate and Eliminations (1)	(39,883)	(37,765)	(35,109)
Total Consolidated	$382,683	$288,848	$403,953

Depreciation and amortization expense
Aerospace & Industrial	$36,999	$37,690	$39,526
Defense Electronics	38,136	36,188	19,872
Naval & Power	35,937	37,894	38,914
Corporate	3,312	4,131	4,100
Total Consolidated	$114,384	$115,903	$102,412

Segment assets
Aerospace & Industrial	$991,508	$1,019,203	$1,078,324
Defense Electronics	1,536,369	1,542,686	1,102,821
Naval & Power	1,270,099	1,256,416	1,277,880
Corporate	294,581	175,445	305,236
Assets held for sale	10,988	27,584	—
Total Consolidated	$4,103,545	$4,021,334	$3,764,261

Capital expenditures
Aerospace & Industrial	$16,799	$20,025	$26,679
Defense Electronics	3,922	3,317	3,385
Naval & Power	18,106	21,283	36,098
Corporate	2,281	2,874	3,590
Total Consolidated	$41,108	$47,499	$69,752
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.
Reconciliations

	Year Ended December 31,
(In thousands)	2021	2020	2019
Earnings before taxes:
Total reportable segment operating income	$422,566	$326,613	$439,062
Corporate and Eliminations	(39,883)	(37,765)	(35,109)
Interest expense	40,240	35,545	31,347
Other income, net	12,067	9,748	23,856
Total consolidated earnings before tax	$354,510	$263,051	$396,462

	As of December 31,
(In thousands)	2021	2020	2019
Assets:
Total assets for reportable segments	$3,797,976	$3,818,305	$3,459,025
Assets held for sale	10,988	27,584	—
Non-segment cash	7,537	49,157	235,260
Other assets	287,044	126,288	69,976
Total consolidated assets	$4,103,545	$4,021,334	$3,764,261
Geographic Information

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues
United States of America	$1,856,997	$1,758,424	$1,710,371
United Kingdom	93,154	90,628	120,297
Other foreign countries	555,780	542,284	657,293
Consolidated total	$2,505,931	$2,391,336	$2,487,961

	As of December 31,
(In thousands)	2021	2020	2019
Long-Lived Assets - Property, plant, and equipment, net
United States of America	$261,658	$271,299	$271,609
United Kingdom	31,594	34,221	34,228
Other foreign countries	66,779	72,680	79,756
Consolidated total	$360,031	$378,200	$385,593

19. CONTINGENCIES AND COMMITMENTS

From time to time, the Corporation and its subsidiaries are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues, commercial or contractual disputes, and acquisitions or divestitures. The Corporation continues to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including assessment of the merits of the particular claim, as well as current accruals and insurance coverage, the Corporation does not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on its consolidated financial condition, results of operations, and cash flows.

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. There were $21.1 million of stand-by letters of credit outstanding for both December 31, 2021 and 2020. As of December 31, 2021 and 2020 there were $4.5 million and $5.6 million of bank guarantees outstanding, respectively.

The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. For two of the three licenses, the Corporation has recorded an asset retirement obligation of approximately $7.7 million. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. The Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $45.6 million surety bond.

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

In February 2022, the Corporation and WEC reached an agreement to settle all open claims and counterclaims under the AP1000 U.S. and China contracts. The settlement agreement requires the Corporation to pay WEC $15 million during the first quarter of 2022 and $10 million during the first quarter of 2023 in exchange for the Corporation's full release from all open claims under such contracts, whether known or unknown, as well as negotiating and executing a right of first refusal for all future AP1000 projects. As a result of the settlement, the Corporation recorded charges of $13 million related to this matter for the year ended December 31, 2021.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2019	$(130,019)	$(195,255)	$(325,274)
Other comprehensive loss before reclassifications (1)	41,282	(44,513)	(3,231)
Amounts reclassified from accumulated other comprehensive income (1)	—	17,649	17,649
Net current period other comprehensive income (loss)	41,282	(26,864)	14,418
December 31, 2020	$(88,737)	$(222,119)	$(310,856)
Other comprehensive loss before reclassifications (1)	(10,829)	107,211	96,382
Amounts reclassified from accumulated other comprehensive income (1)	—	24,009	24,009
Net current period other comprehensive income (loss)	(10,829)	131,220	120,391
December 31, 2021	$(99,566)	$(90,899)	$(190,465)
(1)All amounts are after tax.
Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	Amount reclassified from Accumulated other comprehensive income (loss)		Affected line item in the Consolidated Statement of Earnings
(In thousands)	2021	2020
Defined benefit pension and postretirement plans
Amortization of prior service costs	$555	$926	Other income, net
Recognized net actuarial losses	(28,905)	(23,057)	Other income, net
Settlements	(3,310)	(1,086)	Other income, net
	(31,660)	(23,217)	Earnings before income taxes
	7,651	5,568	Provision for income taxes
Total reclassifications	$(24,009)	$(17,649)	Net earnings

21. RESTRUCTURING COSTS

During the year ended December 31, 2020, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving capacity utilization and operating efficiency. These restructuring activities, which included workforce reductions and consolidation of facilities, were substantially completed as of December 31, 2021. As of December 31, 2021 and 2020, the restructuring liability associated with these restructuring activities was $0.3 million and $6.9 million, respectively. This balance is reported within Other Current Liabilities on the Consolidated Balance Sheet.

22. SUBSEQUENT EVENTS

On January 21, 2022, the Corporation announced that it has entered into an agreement to acquire the assets that comprise the Safran Aerosystems Arresting Company ("SAA") for $240 million in cash. SAA is a designer and manufacturer of aircraft emergency arresting systems with more than 5,000 systems worldwide. For the year ended December 31, 2021, SAA generated sales of approximately $70 million. The acquisition is expected to close in the third quarter of 2022, subject to regulatory approval and other closing conditions. Upon close, the acquired business will operate within the Corporation's Naval & Power segment.

On January 28, 2022, the Corporation completed the sale of its industrial valve business in Germany, which was classified as held for sale as of December 31, 2021, for approximately $3 million of gross cash proceeds.

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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2021. An audit includes examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2021.
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

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders' equity, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Application of an over-time revenue recognition method requires the use of reasonable and dependable estimates of costs that will be incurred to complete production of goods or provision of services. As of December 31, 2021, revenue was $2.506 billion, of which 50% relates to over-time revenue.

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
February 24, 2022

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 24, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
As of December 31, 2021, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2021 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Corporation’s management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management believes that as of December 31, 2021, the Corporation’s internal control over financial reporting is effective based on the established criteria.
The Corporation’s internal controls over financial reporting as of December 31, 2021 have been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 5, 2022 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption "Executive Officers" and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans."

PART IV
Item 15. Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Footnotes	Page

	1.	The following are documents filed as part of this report in Part II, Item 8:
		Consolidated Statements of Earnings			39
		Consolidated Statements of Comprehensive Income			40
		Consolidated Balance Sheets			41
		Consolidated Statements of Cash Flows			42
		Consolidated Statements of Stockholders' Equity			43
		Notes to Consolidated Financial Statements			44
	2.	Financial Statement Schedule
		Schedule II-Valuation and Qualifying Accounts			84
All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

			Incorporated by Reference		Filed
	Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005
	3.1	Amended and Restated Certificate of Incorporation	8-A12B/A	May 24, 2005
	3.2	Amended and Restated By-Laws	8-K	May 18, 2015
	4.1	Form of stock certificate for Common Stock	8-A12B/A	May 24, 2005
	4.2	Description of Registrant’s Securities	DEF 14A	May 24, 2005
	10.1	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant*	10-K	March 7, 2006
	10.2	Revised Standard Employment Severance Agreement with Senior Management of the Registrant*	10-K	February 25, 2021
	10.3	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011
	10.4	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 24, 2012
	10.5	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
	10.6	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
	10.7	Instrument of Amendment No. 4 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 25, 2016

10.8	Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*			X
10.9	Instrument of Amendment No. 1 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*			X
10.10	Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective as of January 1, 2015*	10-K	February 25, 2016
10.11	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2016
10.12	Instrument of Amendment No. 2 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.13	Instrument of Amendment No. 3 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.14	Instrument of Amendment No. 4 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.15	Instrument of Amendment No. 5 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.16	Instrument of Amendment No. 6 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.17	Instrument of Amendment No. 7 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.18	Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.19	Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.20	Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.21	Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.22	Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2020
10.23	Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2021
10.24	Instrument of Amendment No. 14 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.25	Instrument of Amendment No. 15 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.26	Curtiss-Wright Corporation 2014 Omnibus Incentive Plan*	14A	March 21, 2014
10.27	Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 19, 2015

10.28	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 25, 2016
10.29	Form of indemnification Agreement entered into by the Registrant with each of its directors	10-Q	May 7, 2012
10.30	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 25, 2011
10.31	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 24, 2012
10.32	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.33	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.34	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2014
10.35	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors*	14A	April 5, 2005
10.36	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006*	10-K	February 27, 2007
10.37	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 24, 2012
10.38	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 19, 2015
10.39	Instrument of Amendment No. 3 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 25, 2016
10.40	Standard Change In Control Severance Protection Agreement, dated February 16, 2021, between the Registrant and Key Executives of the Registrant*	10-K	February 25, 2021
10.41	Curtiss-Wright Corporation Employee Stock Purchase Plan, as amended May 10, 2018*	14A	March 23, 2018
10.42	Incentive Compensation Plan, as amended November 15, 2010 *	14A	March 24, 2011
10.43	Restricted Stock Unit Agreement, dated February 6, 2019, by and between the Registrant and Lynn M. Bamford*			X
10.44	Restricted Stock Unit Agreement, dated February 6, 2019, by and between the Registrant and Kevin M. Rayment*			X
10.45	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and K. Christopher Farkas*			X
10.46	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Paul J. Ferdenzi*			X
10.47	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Gary A. Ogilby*			X

10.48	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Robert F. Freda*			X
10.49	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association	10-Q	May 13, 1998
10.50	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.51	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.52	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.53	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
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
		8-K	October 17, 2018
10.55	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020
10.56	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020
21.00	Subsidiaries of the Registrant			X
23.00	Consent of Independent Registered Public Accounting Firm			X
31.10	Certification of Lynn M. Bamford, President and CEO, Pursuant to Rule 13a - 14(a)			X
31.20	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rule 13a - 14(a)			X
32.00	Certification of Lynn M. Bamford, President and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2021, 2020, and 2019
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Deducted from assets to which they apply:
December 31, 2021
Tax valuation allowance	1,240	1,864	(22)	(1)	457		2,625
Total	$1,240	$1,864	$(22)		$457		$2,625
December 31, 2020
Tax valuation allowance	3,386	3,439	50	(1)	5,635	(2)	1,240
Total	$3,386	$3,439	$50		$5,635		$1,240
December 31, 2019
Tax valuation allowance	11,646	1,305	(22)	(1)	9,543	(3)	3,386
Total	$11,646	$1,305	$(22)		$9,543		$3,386

(1) Primarily foreign currency translation adjustments.
(2) $3.8 million relates to net operating losses reclassified as held for sale.
(3) $5.7 million relates to the capital loss carryforward expiration from the sale of the Downstream oil and gas business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:    February 24, 2022    By: /s/ Lynn M. Bamford
Lynn M. Bamford
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 24, 2022    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Chief Financial Officer

Date:    February 24, 2022    By: /s/ Gary A. Ogilby
Gary A. Ogilby
Vice President and Corporate Controller

Date:    February 24, 2022    By: /s/ David C. Adams
David C. Adams
Executive Chairman

Date:    February 24, 2022    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 24, 2022    By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:    February 24, 2022    By: /s/ Bruce D. Hoechner
Bruce D. Hoechner
Director

Date:    February 24, 2022    By: /s/ Glenda J. Minor
Glenda J. Minor
Director

Date:    February 24, 2022    By: /s/ Anthony J. Moraco
Anthony J. Moraco
Director

Date:    February 24, 2022    By: /s/ John B. Nathman
John B. Nathman
Director

Date:    February 24, 2022    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:     February 24, 2022    By: /s/ Peter C. Wallace
Peter C. Wallace
Director