Form 10-Q
period 2022-03-31
CURTISS WRIGHT CORP
filed 2022-05-05
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

or

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

Common Stock, par value $1.00 per share: 38,445,431 shares as of April 30, 2022.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2022	2021
Net sales
Product sales	$453,421	$508,975
Service sales	106,040	88,084
Total net sales	559,461	597,059
Cost of sales
Cost of product sales	294,527	329,454
Cost of service sales	63,532	57,848
Total cost of sales	358,059	387,302
Gross profit	201,402	209,757
Research and development expenses	20,549	21,863
Selling expenses	28,092	29,596
General and administrative expenses	87,600	73,232
Loss on divestiture	4,651	—
Operating income	60,510	85,066
Interest expense	9,530	9,959
Other income, net	2,997	4,843
Earnings before income taxes	53,977	79,950
Provision for income taxes	(13,292)	(20,481)
Net earnings	$40,685	$59,469

Net earnings per share:
Basic earnings per share	$1.06	$1.45
Diluted earnings per share	$1.05	$1.45

Dividends per share	0.18	0.17

Weighted-average shares outstanding:
Basic	38,456	40,933
Diluted	38,668	41,103

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net earnings	$40,685	$59,469
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(6,825)	$(3,960)
Pension and postretirement adjustments, net of tax (2)	5,766	5,600
Other comprehensive income (loss), net of tax	(1,059)	1,640
Comprehensive income	$39,626	$61,109

(1) The tax benefit included in foreign currency translation adjustments for the three months ended March 31, 2022 and 2021 was immaterial.

(2) The tax expense included in pension and postretirement adjustments for the three months ended March 31, 2022 and 2021 was $1.4 million and $1.7 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$136,682	$171,004
Receivables, net	661,129	647,148
Inventories, net	448,122	411,567
Assets held for sale	—	10,988
Other current assets	63,942	67,101
Total current assets	1,309,875	1,307,808
Property, plant, and equipment, net	355,363	360,031
Goodwill	1,458,899	1,463,026
Other intangible assets, net	523,913	538,077
Operating lease right-of-use assets, net	147,224	143,613
Prepaid pension asset	260,238	256,422
Other assets	33,855	34,568
Total assets	$4,089,367	$4,103,545
Liabilities
Current liabilities:
Current portion of long-term debt	$202,500	$—
Accounts payable	168,772	211,640
Accrued expenses	109,077	144,466
Income taxes payable	1,478	3,235
Deferred revenue	224,679	260,157
Liabilities held for sale	—	12,655
Other current liabilities	93,745	102,714
Total current liabilities	800,251	734,867
Long-term debt	967,744	1,050,610
Deferred tax liabilities, net	150,085	147,349
Accrued pension and other postretirement benefit costs	84,610	91,329
Long-term operating lease liability	128,897	127,152
Long-term portion of environmental reserves	13,924	13,656
Other liabilities	94,436	112,092
Total liabilities	2,239,947	2,277,055
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 49,187,378 shares issued as of March 31, 2022 and December 31, 2021; outstanding shares were 38,471,738 as of March 31, 2022 and 38,469,778 as of December 31, 2021	49,187	49,187
Additional paid in capital	122,603	127,104
Retained earnings	2,942,580	2,908,827
Accumulated other comprehensive loss	(191,524)	(190,465)
Common treasury stock, at cost (10,715,640 shares as of March 31, 2022 and 10,717,600 shares as of December 31, 2021)	(1,073,426)	(1,068,163)
Total stockholders’ equity	1,849,420	1,826,490
Total liabilities and stockholders’ equity	$4,089,367	$4,103,545

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net earnings	$40,685	$59,469
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	27,363	28,595
Loss on divestiture	4,651	—
Gain on sale/disposal of long-lived assets	(3,070)	(349)
Deferred income taxes	803	3,629
Share-based compensation	3,809	3,327
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(13,414)	(27,593)
Inventories, net	(38,149)	(18,059)
Progress payments	(395)	(1,114)
Accounts payable and accrued expenses	(79,492)	(71,528)
Deferred revenue	(35,154)	(14,836)
Income taxes payable	6,927	16,247
Pension and postretirement liabilities, net	(6,034)	1,182
Other current and long-term assets and liabilities	(32,845)	(5,573)
Net cash used for operating activities	(124,315)	(26,603)
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	5,567	1,022
Additions to property, plant, and equipment	(10,896)	(8,537)
Additional consideration paid on prior year acquisitions	(5,062)	(5,340)
Net cash used for investing activities	(10,391)	(12,855)
Cash flows from financing activities:
Borrowings under revolving credit facility	241,198	65,301
Payment of revolving credit facility	(121,198)	(65,301)
Repurchases of common stock	(18,857)	(11,797)
Proceeds from share-based compensation	5,284	4,919
Other	(248)	(229)
Net cash provided by (used for) financing activities	106,179	(7,107)
Effect of exchange-rate changes on cash	(5,795)	(4,614)
Net decrease in cash and cash equivalents	(34,322)	(51,179)
Cash and cash equivalents at beginning of period	171,004	198,248
Cash and cash equivalents at end of period	$136,682	$147,069
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the three months ended March 31, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2020	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
Net earnings	—	—	59,469	—	—
Other comprehensive income, net of tax	—	—	—	1,640	—
Dividends declared	—	—	(6,968)		—
Restricted stock	—	(6,407)	—	—	6,407
Employee stock purchase plan	—	411	—	—	4,508
Share-based compensation	—	3,230	—	—	97
Repurchase of common stock (1)	—	—	—	—	(11,797)
Other	—	(597)	—	—	597
March 31, 2021	$49,187	$119,172	$2,722,829	$(309,216)	$(743,808)

	For the three months ended March 31, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2021	$49,187	$127,104	$2,908,827	$(190,465)	$(1,068,163)
Net earnings	—	—	40,685	—	—
Other comprehensive loss, net of tax	—	—	—	(1,059)	—
Dividends declared	—	—	(6,932)	—	—
Restricted stock	—	(8,523)	—	—	8,523
Employee stock purchase plan	—	814	—	—	4,470
Share-based compensation	—	3,714	—	—	95
Repurchase of common stock (1)	—	—	—	—	(18,857)
Other	—	(506)	—	—	506
March 31, 2022	$49,187	$122,603	$2,942,580	$(191,524)	$(1,073,426)
(1) For both the three months ended March 31, 2022 and 2021, the Corporation repurchased approximately 0.1 million shares of its common stock.
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries (the "Corporation" or the "Company") is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense (A&D) markets, as well as critical technologies in demanding commercial power, process, and industrial markets.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three months ended March 31, 2022 and 2021, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2021 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three months ended March 31, 2022 and 2021:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Over-time	53%	52%
Point-in-time	47%	48%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.3 billion as of March 31, 2022, of which the Corporation expects to recognize approximately 89% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2022	2021
Aerospace & Defense
Aerospace Defense	$98,004	$111,016
Ground Defense	39,108	55,746
Naval Defense	162,967	177,905
Commercial Aerospace	60,892	57,269
Total Aerospace & Defense customers	$360,971	$401,936

Commercial
Power & Process	$104,788	$105,504
General Industrial	93,702	89,619
Total Commercial customers	$198,490	$195,123

Total	$559,461	$597,059

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months ended March 31, 2022 and 2021 included in contract liabilities at the beginning of the respective years was approximately $79 million and $77 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

3. ASSETS HELD FOR SALE

In January 2022, the Corporation completed the sale of its industrial valve business in Germany, which was presented as held for sale in the Corporation's Consolidated Balance Sheet as of December 31, 2021, for gross cash proceeds of $3 million. The Corporation recorded a loss of $5 million upon sale closing during the first quarter of 2022.

4.           RECEIVABLES

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The composition of receivables is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Billed receivables:
Trade and other receivables	$352,905	$362,007
Unbilled receivables:
Recoverable costs and estimated earnings not billed	314,240	291,758
Less: Progress payments applied	(1,202)	(1,297)
Net unbilled receivables	313,038	290,461
Less: Allowance for doubtful accounts	(4,814)	(5,320)
Receivables, net	$661,129	$647,148

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

The composition of inventories is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$217,900	$191,066
Work-in-process	81,618	78,221
Finished goods	106,167	98,944
Inventoried costs related to U.S. Government and other long-term contracts (1)	47,387	48,619
Inventories, net of reserves	453,072	416,850
Less: Progress payments applied	(4,950)	(5,283)
Inventories, net	$448,122	$411,567

(1) This caption includes capitalized development costs of $24.9 million as of March 31, 2022 related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of March 31, 2022, capitalized development costs of $17.1 million are not currently supported by existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2021	$316,147	$714,014	$432,865	$1,463,026
Adjustments	—	(469)	—	(469)
Foreign currency translation adjustment	(1,629)	(1,861)	(168)	(3,658)
March 31, 2022	$314,518	$711,684	$432,697	$1,458,899

7.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	March 31, 2022			December 31, 2021
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$274,264	$(167,627)	$106,637	$274,615	$(164,077)	$110,538
Customer related intangibles	568,019	(277,504)	290,515	568,720	(270,816)	297,904
Programs (1)	144,000	(28,800)	115,200	144,000	(27,000)	117,000
Other intangible assets	49,512	(37,951)	11,561	49,559	(36,924)	12,635
Total	$1,035,795	$(511,882)	$523,913	$1,036,894	$(498,817)	$538,077

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the three months ended March 31, 2022 was $14 million, as compared to $15 million in the comparable prior year period.  The estimated future amortization expense of intangible assets over the next five years is as follows:

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

Effects on Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The (losses) and gains and on forward exchange derivative contracts not designated for hedge accounting are recognized to general and administrative expenses within the Condensed Consolidated Statements of Earnings. The respective (losses) and gains for the three months ended March 31, 2022 and 2021 were immaterial.

Debt

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of March 31, 2022.  Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement, due 2023	$213,900	$213,900	$93,900	$93,900
3.70% Senior notes due 2023	202,500	204,456	202,500	208,086
3.85% Senior notes due 2025	90,000	90,363	90,000	95,246
4.24% Senior notes due 2026	200,000	204,427	200,000	218,421
4.05% Senior notes due 2028	67,500	68,571	67,500	73,783
4.11% Senior notes due 2028	90,000	91,645	90,000	98,854
3.10% Senior notes due 2030	150,000	142,137	150,000	154,832
3.20% Senior notes due 2032	150,000	141,071	150,000	154,875
Total debt	1,163,900	1,156,570	1,043,900	1,097,997
Debt issuance costs, net	(908)	(908)	(949)	(949)
Unamortized interest rate swap proceeds	7,252	7,252	7,659	7,659
Total debt, net	$1,170,244	$1,162,914	1,050,610	1,104,707

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2021 Annual Report on Form 10-K.

The components of net periodic pension cost were as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Service cost	$6,063	$6,870
Interest cost	5,288	4,306
Expected return on plan assets	(13,857)	(15,180)
Amortization of prior service cost	(86)	(63)
Amortization of unrecognized actuarial loss	4,006	7,143
Cost of settlements	1,842	—
Net periodic pension cost	$3,256	$3,076

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during 2021, and does not expect to do so in 2022. Contributions to the foreign benefit plans are not expected to be material in 2022.

During the three months ended March 31, 2022, the Company recognized a settlement charge related to the retirement of a former executive. The settlement charge represents an event that is accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three months ended March 31, 2022 and 2021, the expense relating to the plan was $5.7 million and $5.3 million, respectively.

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Basic weighted-average shares outstanding	38,456	40,933
Dilutive effect of deferred stock compensation	212	170
Diluted weighted-average shares outstanding	38,668	41,103

For the three months ended March 31, 2022 and 2021, approximately 26,000 and 88,000 shares, respectively, issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

11.           SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment were as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net sales
Aerospace & Industrial	$191,850	$181,138
Defense Electronics	143,938	182,298
Naval & Power	225,315	235,580
Less: Intersegment revenues	(1,642)	(1,957)
Total consolidated	$559,461	$597,059

Operating income (expense)
Aerospace & Industrial	$24,853	$19,025
Defense Electronics	23,290	36,623
Naval & Power	27,288	38,057
Corporate and other (1)	(14,921)	(8,639)
Total consolidated	$60,510	$85,066

(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Total operating income	$60,510	$85,066
Interest expense	9,530	9,959
Other income, net	2,997	4,843
Earnings before income taxes	$53,977	$79,950

(In thousands)	March 31, 2022	December 31, 2021
Identifiable assets
Aerospace & Industrial	$1,011,295	$991,508
Defense Electronics	1,518,990	1,536,369
Naval & Power	1,266,159	1,270,099
Corporate and Other	292,923	294,581
Assets held for sale	—	10,988
Total consolidated	$4,089,367	$4,103,545

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2020	$(88,737)	$(222,119)	$(310,856)
Other comprehensive income (loss) before reclassifications (1)	(10,829)	107,211	96,382
Amounts reclassified from accumulated other comprehensive loss (1)	—	24,009	24,009
Net current period other comprehensive income (loss)	(10,829)	131,220	120,391
December 31, 2021	$(99,566)	$(90,899)	$(190,465)
Other comprehensive income (loss) before reclassifications (1)	(6,825)	1,393	(5,432)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	4,373	4,373
Net current period other comprehensive income (loss)	(6,825)	5,766	(1,059)
March 31, 2022	$(106,391)	$(85,133)	$(191,524)

(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$86	Other income, net
Amortization of actuarial losses	(4,006)	Other income, net
Settlements	(1,842)	Other income, net
	(5,762)	Earnings before income taxes
	1,389	Provision for income taxes
Total reclassifications	$(4,373)	Net earnings

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           CONTINGENCIES AND COMMITMENTS

From time to time, the Corporation and its subsidiaries are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues, commercial or contractual disputes, and acquisitions or divestitures. The Corporation continues to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including assessment of the merits of the particular claim, as well as current accruals and insurance coverage, the Corporation does not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on its condensed consolidated financial condition, results of operations, and cash flows.

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of March 31, 2022 and December 31, 2021, there were $19.5 million and $21.1 million of stand-by letters of credit outstanding, respectively. As of March 31, 2022 and December 31, 2021, there were $2.7 million and $4.5 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $35.2 million surety bond.

AP1000 Program

In February 2022, the Corporation and Westinghouse Electric Company (WEC) executed a settlement agreement to resolve all open claims and counterclaims under the AP1000 U.S. and China contracts. Under the terms of the settlement agreement, the Corporation paid WEC $15 million in March 2022 and is required to pay WEC a final amount of $10 million in the first quarter of 2023 in exchange for the Corporation’s full release from all open claims under such contracts, whether known or unknown, as well as negotiating and executing a right of first refusal for all future AP1000 projects. As of December 31, 2021, the Corporation was adequately accrued regarding this matter.

******

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance and potential impacts from COVID-19, including the impacts to supply and demand, and measures taken by governments and private industry in response, (d) statements of future economic performance and potential impacts due to the conflict between Russia and Ukraine, and (e) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2021 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We report our operations through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We operate across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Approximately 66% of our 2022 revenues are expected to be generated from A&D-related markets.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three months ended March 31, 2022. The financial information as of March 31, 2022 should be read in conjunction with the financial statements for the year ended December 31, 2021 contained in our Form 10-K.

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

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” and “incremental” results. The definition of “organic” excludes the loss from sale of our industrial valves business in Germany as well as the effects of foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2022	2021	% change
Sales
Aerospace & Industrial	$191,112	$180,331	6%
Defense Electronics	143,069	181,212	(21%)
Naval & Power	225,280	235,516	(4%)
Total sales	$559,461	$597,059	(6%)

Operating income
Aerospace & Industrial	$24,853	$19,025	31%
Defense Electronics	23,290	36,623	(36%)
Naval & Power	27,288	38,057	(28%)
Corporate and other	(14,921)	(8,639)	(73%)
Total operating income	$60,510	$85,066	(29%)

Interest expense	9,530	9,959	4%
Other income, net	2,997	4,843	(38)%

Earnings before income taxes	53,977	79,950	(32%)
Provision for income taxes	(13,292)	(20,481)	35%
Net earnings	$40,685	$59,469	(32%)

New orders	$634,265	$579,447	9%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2022 vs. 2021
	Sales	Operating Income
Organic	(6%)	(22%)
Acquisitions	—%	—%
Loss on divestiture	—%	(6%)
Foreign currency	—%	(1%)
Total	(6%)	(29%)

Sales during the three months ended March 31, 2022 decreased $38 million, or 6%, to $559 million, compared with the prior year period. On a segment basis, sales from the Defense Electronics and Naval & Power segments decreased $38 million and $11 million, respectively, with sales from the Aerospace & Industrial segment increasing $11 million. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income during the three months ended March 31, 2022 decreased $25 million, or 29%, to $61 million, compared with the prior year period, while operating margin decreased 340 basis points to 10.8%, compared with the same period in 2021. In the Defense Electronics segment, decreases in operating income and operating margin were primarily due to unfavorable overhead absorption on lower sales as well as unfavorable mix, which more than offset the benefits of our ongoing

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

operational excellence initiatives. Operating income and operating margin in the Naval & Power segment decreased primarily due to a loss on sale of our industrial valves business in Germany, unfavorable overhead absorption on lower sales in the naval defense market, and unfavorable mix in the power & process market. These decreases were partially offset by increases in operating income and operating margin in the Aerospace & Industrial segment, primarily due to favorable absorption on higher sales, as well as the benefits of our ongoing operational excellence initiatives.

Non-segment operating expense during the three months ended March 31, 2022 increased $6 million, or 73%, to $15 million, primarily due to costs associated with shareholder activism in the current period.

Interest expense of $10 million was essentially flat compared to the prior year period.

Other income, net during the three months ended March 31, 2022 decreased $2 million, or 38%, to $3 million, primarily due to pension settlement charges recognized in the current period related to the retirement of a former executive.

The effective tax rate for the three months ended March 31, 2022 of 24.6% decreased as compared to an effective tax rate of 25.6% in the prior year period, primarily due to higher stock compensation benefits in the current period.

Comprehensive income for the three months ended March 31, 2022 was $40 million, compared to comprehensive income of $61 million in the prior year period. The change was primarily due to the following:

•Net earnings decreased $19 million, primarily due to lower operating income.
•Foreign currency translation adjustments for the three months ended March 31, 2022 resulted in a $7 million comprehensive loss, compared to a $4 million comprehensive loss in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound.

New orders increased $55 million during the three months ended March 31, 2022 from the comparable prior year period, primarily due to the timing of naval defense orders in the Naval & Power segment, as well as an increase in new orders for industrial vehicles and commercial aerospace products in the Aerospace & Industrial segment. These increases were partially offset by the timing of orders across all defense-related markets in the Defense Electronics segment due to ongoing supply chain disruption. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2022	2021	% change
Sales	$191,112	$180,331	6%
Operating income	24,853	19,025	31%
Operating margin	13.0%	10.6%	240	bps
New orders	$228,314	$199,115	15%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2022 vs. 2021
	Sales	Operating Income
Organic	7%	33%
Acquisitions	—%	—%
Foreign currency	(1%)	(2%)
Total	6%	31%

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

Sales during the three months ended March 31, 2022 increased $11 million, or 6%, to $191 million from the prior year period, primarily due to higher demand for actuation and sensors products as well as surface treatment services on narrow-body platforms in the commercial aerospace market. Sales also benefited from higher demand for industrial vehicle products in the general industrial market.

Operating income increased $6 million, or 31%, to $25 million during the three months ended March 31, 2022 compared to the prior year period, while operating margin increased 240 basis points to 13.0%. The increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, as well as the benefits of our ongoing operational excellence initiatives.

New orders during the three months ended March 31, 2022 increased $29 million from the comparable prior year period, primarily due to an increase in new orders for industrial vehicles and commercial aerospace equipment.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended
	March 31,
(In thousands)	2022	2021	% change
Sales	$143,069	$181,212	(21%)
Operating income	23,290	36,623	(36%)
Operating margin	16.3%	20.2%	(390	bps)
New orders	$159,688	$182,300	(12%)

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2022 vs. 2021
	Sales	Operating Income
Organic	(21%)	(37%)
Acquisitions	—%	—%
Foreign currency	—%	1%
Total	(21%)	(36%)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales during the three months ended March 31, 2022 decreased $38 million, or 21%, to $143 million from the prior year period, primarily due to timing across all defense markets. In the ground defense market, sales decreased $17 million primarily due to ongoing supply chain headwinds, which contributed to lower sales of embedded computing and tactical communications equipment on various programs. Sales in the aerospace defense market decreased $14 million primarily due to the delayed signing of the FY22 defense budget, which resulted in lower sales of embedded computing equipment on various programs. Sales in the naval defense market were negatively impacted by the timing of orders on various submarine and surface combat ship programs.

Operating income during the three months ended March 31, 2022 decreased $13 million, or 36%, to $23 million, and operating margin decreased 390 basis points from the prior year period to 16.3%. The decreases in operating income and operating margin were primarily due to unfavorable overhead absorption on lower sales and unfavorable mix.

New orders during the three months ended March 31, 2022 decreased $23 million from the comparable prior year period, primarily due to the timing of orders across all defense-related markets due to ongoing supply chain disruption.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended
	March 31,
(In thousands)	2022	2021	% change
Sales	$225,280	$235,516	(4%)
Operating income	27,288	38,057	(28%)
Operating margin	12.1%	16.2%	(410	bps)
New orders	$246,263	$198,032	24%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2022 vs. 2021
	Sales	Operating Income
Organic	(4%)	(14%)
Acquisitions	—%	—%
Loss on divestiture	—%	(14%)
Foreign currency	—%	—%
Total	(4%)	(28%)

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets.

Sales during the three months ended March 31, 2022 decreased $11 million, or 4%, to $225 million from the prior year period. In the naval defense market, sales decreased $6 million primarily due to lower sales on the CVN-80 aircraft carrier and Virginia-class submarine programs, partially offset by higher demand on the Columbia-class submarine program. In the power & process market, higher nuclear aftermarket sales were more than offset by the wind down on the China Direct AP1000 program.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the three months ended March 31, 2022 decreased $11 million, or 28%, to $27 million, and operating margin decreased 410 basis points from the prior year period to 12.1%. The decreases in operating income and operating margin were primarily due to a loss on sale of our industrial valves business in Germany, unfavorable overhead absorption on lower sales in the naval defense market, and unfavorable mix in the power & process market.

New orders increased $48 million during the three months ended March 31, 2022 from the comparable prior year period, primarily due to the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our operating results.

Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2022	2021	% change
Aerospace & Defense markets:
Aerospace Defense	$98,004	$111,016	(12%)
Ground Defense	39,108	55,746	(30%)
Naval Defense	162,967	177,905	(8%)
Commercial Aerospace	60,892	57,269	6%
Total Aerospace & Defense	$360,971	$401,936	(10%)

Commercial markets:
Power & Process	104,788	105,504	(1%)
General Industrial	93,702	89,619	5%
Total Commercial	$198,490	$195,123	2%

Total Curtiss-Wright	$559,461	$597,059	(6%)

Aerospace & Defense markets
Sales during the three months ended March 31, 2022 decreased $41 million, or 10%, to $361 million, primarily due to lower sales in the aerospace defense, ground defense, and naval defense markets. Sales in the aerospace defense and ground defense markets decreased primarily due to timing of sales of embedded computing and tactical communications equipment on various programs. Sales decreases in the naval defense market were primarily due to lower sales on the CVN-80 aircraft carrier and Virginia-class submarine programs, partially offset by higher demand on the Columbia-class submarine program.

Commercial markets
Sales during the three months ended March 31, 2022 increased $3 million, or 2%, to $198 million, primarily due to higher demand for industrial vehicle products in the general industrial market.

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

Condensed Consolidated Statements of Cash Flows	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Cash provided by (used in):
Operating activities	$(124,315)	$(26,603)
Investing activities	(10,391)	(12,855)
Financing activities	106,179	(7,107)
Effect of exchange-rate changes on cash	(5,795)	(4,614)
Net decrease in cash and cash equivalents	(34,322)	(51,179)

Net cash used in operating activities increased $98 million from the prior year period, primarily due to lower net earnings, higher inventory receipts, the timing of advanced cash receipts, and a legal settlement payment made to WEC during the current period.

Net cash used in investing activities decreased $2 million from the prior year period, primarily due to higher current period proceeds from disposal of long-lived assets.

Net cash provided by financing activities increased $113 million from the prior year period, primarily due to higher current period net borrowings of $120 million under our revolving credit facility. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.2% and 3.5% for the three months ended March 31, 2022 and 2021, respectively. The Corporation’s average debt outstanding was $1,112 million and $1,057 million for the three months ended March 31, 2022 and 2021, respectively.

Credit Agreement

As of March 31, 2022, the Corporation had $214 million of outstanding borrowings under the 2012 Senior Unsecured Revolving Credit Agreement (the “Credit Agreement” or “credit facility”) and approximately $19 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of March 31, 2022 was $267 million which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the three months ended March 31, 2022, the Corporation used $19 million of cash to repurchase approximately 0.1 million outstanding shares under its share repurchase program. During the three months ended March 31, 2021, the Corporation used $12 million of cash to repurchase approximately 0.1 million outstanding shares under its share repurchase program.

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

As of March 31, 2022, we had the ability to borrow additional debt of $1.5 billion without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 24, 2022, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2022.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2021 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2022 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings that are incidental to the operation of our business. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues, commercial or contractual disputes, and acquisitions or divestitures. We continue to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including assessment of the merits of the particular claim, as well as current accruals and insurance coverage, we do not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on our condensed consolidated financial condition, results of operations, and cash flows.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2022. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2021 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2022.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	75,510	$138.61	75,510	$246,542,772
February 1 - February 28	28,146	$134.90	103,656	$242,745,897
March 1 - March 31	30,496	$150.70	134,152	$238,150,044
For the quarter ended March 31, 2022	134,152	$140.58	134,152	$238,150,044

In December 2021, the Corporation adopted two written trading plans in connection with its previously authorized share repurchase program, which allowed for the purchase of its outstanding common stock up to $550 million, of which $238 million remains available for repurchase as of March 31, 2022. The first trading plan includes share repurchases of $50 million, to be executed equally throughout the 2022 calendar year. The second trading plan, which included opportunistic share repurchases up to $100 million and executed through a 10b5-1 program, was completed as of December 31, 2021.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2022.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Director” of our 2022 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2021 Annual Report on Form 10-K.

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
Dated: May 5, 2022