Form 10-Q
period 2022-06-30
CURTISS WRIGHT CORP
filed 2022-08-04
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

or

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

Common Stock, par value $1.00 per share: 38,394,586 shares as of July 31, 2022.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net sales
Product sales	$505,416	$515,392	$958,837	$1,024,367
Service sales	103,941	106,103	209,981	194,187
Total net sales	609,357	621,495	1,168,818	1,218,554
Cost of sales
Cost of product sales	316,389	331,881	610,916	661,335
Cost of service sales	64,454	64,895	127,986	122,743
Total cost of sales	380,843	396,776	738,902	784,078
Gross profit	228,514	224,719	429,916	434,476
Research and development expenses	23,868	23,194	44,417	45,057
Selling expenses	30,407	29,564	58,499	59,160
General and administrative expenses	76,134	77,378	163,734	150,610
Loss on divestiture	—	—	4,651	—
Operating income	98,105	94,583	158,615	179,649
Interest expense	9,788	10,180	19,318	20,139
Other income, net	4,555	440	7,552	5,283
Earnings before income taxes	92,872	84,843	146,849	164,793
Provision for income taxes	(22,000)	(23,435)	(35,292)	(43,916)
Net earnings	$70,872	$61,408	$111,557	$120,877

Net earnings per share:
Basic earnings per share	$1.84	$1.50	$2.90	$2.95
Diluted earnings per share	$1.83	$1.49	$2.89	$2.94

Dividends per share	0.19	0.18	0.37	0.35

Weighted-average shares outstanding:
Basic	38,429	40,915	38,438	40,921
Diluted	38,654	41,088	38,657	41,092
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings	$70,872	$61,408	$111,557	$120,877
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(40,336)	$7,243	$(47,161)	$3,283
Pension and postretirement adjustments, net of tax (2)	3,988	4,442	9,754	10,042
Other comprehensive income (loss), net of tax	(36,348)	11,685	(37,407)	13,325
Comprehensive income	$34,524	$73,093	$74,150	$134,202

(1) The tax expense included in foreign currency translation adjustments for the three and six months ended June 30, 2022 was $0.9 million and $1.1 million, respectively. The tax benefit included in foreign currency translation adjustments for the three and six months ended June 30, 2021 was immaterial.

(2) The tax expense included in pension and postretirement adjustments for the three and six months ended June 30, 2022 was $0.5 million and $1.9 million, respectively. The tax expense included in pension and postretirement adjustments for the three and six months ended June 30, 2021 was $1.5 million and $3.1 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$171,414	$171,004
Receivables, net	699,632	647,148
Inventories, net	482,790	411,567
Assets held for sale	—	10,988
Other current assets	84,584	67,101
Total current assets	1,438,420	1,307,808
Property, plant, and equipment, net	348,062	360,031
Goodwill	1,531,999	1,463,026
Other intangible assets, net	638,873	538,077
Operating lease right-of-use assets, net	145,325	143,613
Prepaid pension asset	263,719	256,422
Other assets	36,130	34,568
Total assets	$4,402,528	$4,103,545
Liabilities
Current liabilities:
Current portion of long-term debt	202,500	—
Accounts payable	171,589	211,640
Accrued expenses	133,706	147,701
Deferred revenue	215,188	260,157
Liabilities held for sale	—	12,655
Due to seller	247,215	—
Other current liabilities	89,009	102,714
Total current liabilities	1,059,207	734,867
Long-term debt	1,006,577	1,050,610
Deferred tax liabilities, net	149,213	147,349
Accrued pension and other postretirement benefit costs	84,404	91,329
Long-term operating lease liability	126,006	127,152
Long-term portion of environmental reserves	13,100	13,656
Other liabilities	96,382	112,092
Total liabilities	2,534,889	2,277,055
Contingencies and commitments (Note 14)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 49,187,378 shares issued as of June 30, 2022 and December 31, 2021; outstanding shares were 38,381,875 as of June 30, 2022 and 38,469,778 as of December 31, 2021	49,187	49,187
Additional paid in capital	126,316	127,104
Retained earnings	3,006,164	2,908,827
Accumulated other comprehensive loss	(227,872)	(190,465)
Common treasury stock, at cost (10,805,503 shares as of June 30, 2022 and 10,717,600 shares as of December 31, 2021)	(1,086,156)	(1,068,163)
Total stockholders’ equity	1,867,639	1,826,490
Total liabilities and stockholders’ equity	$4,402,528	$4,103,545

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net earnings	$111,557	$120,877
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Depreciation and amortization	53,645	57,616
Loss on divestiture	4,651	—
Gain on sale/disposal of long-lived assets	(3,004)	(590)
Deferred income taxes	(4,516)	6,293
Share-based compensation	7,580	6,725
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(47,826)	(53,787)
Inventories, net	(58,620)	(15,214)
Progress payments	(954)	(2,680)
Accounts payable and accrued expenses	(55,406)	(58,217)
Deferred revenue	(45,397)	6,663
Pension and postretirement liabilities, net	(4,376)	(4,017)
Other current and long-term assets and liabilities	(50,605)	(15,193)
Net cash provided by (used for) operating activities	(93,271)	48,476
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	6,319	2,982
Additions to property, plant, and equipment	(19,492)	(17,771)
Additional consideration paid on prior year acquisitions	(5,062)	(5,340)
Net cash used for investing activities	(18,235)	(20,129)
Cash flows from financing activities:
Borrowings under revolving credit facilities	653,547	163,507
Payments of revolving credit facilities	(494,347)	(163,507)
Repurchases of common stock	(31,645)	(24,395)
Proceeds from share-based compensation	5,284	4,919
Dividends paid	(14,220)	(6,961)
Other	(499)	(462)
Net cash (used for)/provided by financing activities	118,120	(26,899)
Effect of exchange-rate changes on cash	(6,204)	(2,188)
Net increase (decrease) in cash and cash equivalents	410	(740)
Cash and cash equivalents at beginning of period	171,004	198,248
Cash and cash equivalents at end of period	$171,414	$197,508
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2021	$49,187	$127,104	$2,908,827	$(190,465)	$(1,068,163)
Net earnings	—	—	111,557	—	—
Other comprehensive loss, net of tax	—	—	—	(37,407)	—
Dividends declared	—	—	(14,220)	—	—
Restricted stock	—	(8,523)	—	—	8,523
Employee stock purchase plan	—	814	—	—	4,470
Share-based compensation	—	7,427	—	—	153
Repurchase of common stock (1)	—	—	—	—	(31,645)
Other	—	(506)	—	—	506
June 30, 2022	$49,187	$126,316	$3,006,164	$(227,872)	$(1,086,156)

	For the three months ended June 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2022	$49,187	$122,603	$2,942,580	$(191,524)	$(1,073,426)
Net earnings	—	—	70,872	—	—
Other comprehensive loss, net of tax	—	—	—	(36,348)	—
Dividends declared	—	—	(7,288)	—	—
Share-based compensation	—	3,713	—	—	58
Repurchase of common stock (1)	—	—	—	—	(12,788)
June 30, 2022	$49,187	$126,316	$3,006,164	$(227,872)	$(1,086,156)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2020	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
Net earnings	—	—	120,877	—	—
Other comprehensive income, net of tax	—	—	—	13,325	—
Dividends declared	—	—	(14,321)	—	—
Restricted stock	—	(9,007)	—	—	9,007
Employee stock purchase plan	—	411	—	—	4,508
Share-based compensation	—	6,604	—	—	121
Repurchase of common stock (1)	—	—	—	—	(24,395)
Other	—	(597)	—	—	597
June 30, 2021	$49,187	$119,946	$2,776,884	$(297,531)	$(753,782)

	For the three months ended June 30, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2021	$49,187	$119,172	$2,722,829	$(309,216)	$(743,808)
Net earnings	—	—	61,408	—	—
Other comprehensive income, net of tax	—	—	—	11,685	—
Dividends declared	—	—	(7,353)	—	—
Restricted stock	—	(2,600)	—	—	2,600
Share-based compensation	—	3,374	—	—	24
Repurchase of common stock (1)	—	—	—	—	(12,598)
June 30, 2021	$49,187	$119,946	$2,776,884	$(297,531)	$(753,782)

See notes to condensed consolidated financial statements
(1) For the three and six months ended June 30, 2022, the Corporation repurchased approximately 0.1 million and 0.2 million shares of its common stock, respectively. For the three and six months ended June 30, 2021, the Corporation repurchased approximately 0.1 million and 0.2 million shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and six months ended June 30, 2022 and 2021, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and six months ended June 30, 2022 and 2021:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Over-time	53%	52%	53%	52%
Point-in-time	47%	48%	47%	48%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.4 billion as of June 30, 2022, of which the Corporation expects to recognize approximately 88% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Aerospace & Defense
Aerospace Defense	$94,545	$99,977	$192,549	$210,993
Ground Defense	44,393	48,221	83,501	103,967
Naval Defense	172,786	177,724	335,753	355,629
Commercial Aerospace	68,192	71,555	129,084	128,824
Total Aerospace & Defense	$379,916	$397,477	$740,887	$799,413

Commercial
Power & Process	$125,355	$125,333	$230,143	$230,837
General Industrial	104,086	98,685	197,788	188,304
Total Commercial	$229,441	$224,018	$427,931	$419,141

Total	$609,357	$621,495	$1,168,818	$1,218,554

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and six months ended June 30, 2022 included in the contract liabilities balance as of January 1, 2022 was approximately $56 million and $135 million, respectively. Revenue recognized during the three and six months ended June 30, 2021 included in the contract liabilities balance as of January 1, 2021 was approximately $65 million and $142 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the six months ended June 30, 2022, the Corporation acquired one business for an aggregate purchase price of $247 million, which is described in more detail below, and represents a non-cash investing activity in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2021, the Corporation did not complete any acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisition consummated during the six months ended June 30, 2022.

(In thousands)	2022
Accounts receivable	$9,970
Inventory	22,790
Property, plant, and equipment	1,683
Other current and non-current assets	1,872
Intangible assets	130,500
Operating lease right-of-use assets, net	1,197
Current and non-current liabilities	(9,607)
Net tangible and intangible assets	158,405
Goodwill	88,810
Total purchase price	$247,215

Due to seller	$247,215
Cash paid to date	$—

Goodwill deductible for tax purposes	$88,810

2022 Acquisition

Safran Aerosystems Arresting Company (SAA)

On June 30, 2022, the Corporation completed the acquisition of SAA for $247 million. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type. SAA is a designer and manufacturer of mission-critical, fixed-wing aircraft emergency arresting systems. The acquired business will operate within the Naval & Power segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

4. ASSETS HELD FOR SALE

In January 2022, the Corporation completed the sale of its industrial valve business in Germany, which was presented as held for sale in the Corporation's Consolidated Balance Sheet as of December 31, 2021, for gross cash proceeds of $3 million. The Corporation recorded a loss of $5 million upon sale closing during the first quarter of 2022.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The composition of receivables is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Billed receivables:
Trade and other receivables	$414,195	$362,007
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	291,485	291,758
Less: Progress payments applied	(688)	(1,297)
Net unbilled receivables	290,797	290,461
Less: Allowance for doubtful accounts	(5,360)	(5,320)
Receivables, net	$699,632	$647,148

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

The composition of inventories is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$239,575	$191,066
Work-in-process	87,193	78,221
Finished goods	118,655	98,944
Inventoried costs related to U.S. Government and other long-term contracts (1)	42,110	48,619
Inventories, net of reserves	487,533	416,850
Less: Progress payments applied	(4,743)	(5,283)
Inventories, net	$482,790	$411,567

(1) This caption includes capitalized development costs of $19.8 million as of June 30, 2022 related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of June 30, 2022, capitalized development costs of $12.3 million are not currently supported by existing firm orders.

7.           GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2022 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2021	$316,147	$714,014	$432,865	$1,463,026
Acquisitions	—	—	88,810	88,810
Adjustments	—	967	—	967
Foreign currency translation adjustment	(6,335)	(10,445)	(4,024)	(20,804)
June 30, 2022	$309,812	$704,536	$517,651	$1,531,999

8.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2022			December 31, 2021
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$302,999	$(168,995)	$134,004	$274,615	$(164,077)	$110,538
Customer related intangibles	657,605	(280,993)	376,612	568,720	(270,816)	297,904
Programs (1)	144,000	(30,600)	113,400	144,000	(27,000)	117,000
Other intangible assets	53,484	(38,627)	14,857	49,559	(36,924)	12,635
Total	$1,158,088	$(519,215)	$638,873	$1,036,894	$(498,817)	$538,077

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the six months ended June 30, 2022, the Corporation acquired intangible assets of $130.5 million, which included Customer-related intangibles of $94.6 million, Technology of $31.5 million, and Other intangible assets of $4.4 million. The weighted average amortization periods for these aforementioned intangible assets are 15.9 years, 15.0 years, and 10.0 years, respectively.

Total intangible amortization expense for the six months ended June 30, 2022 was $28 million, as compared to $30 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2022	$63
2023	$66
2024	$55
2025	$52
2026	$51

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

Effects on Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gains and losses on forward exchange derivative contracts not designated for hedge accounting are recognized to general and administrative expenses within the Condensed Consolidated Statements of Earnings. The losses for the three and six months ended June 30, 2022 were $5 million and $6 million, respectively. The gains for the three and six months ended June 30, 2021 were immaterial.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of June 30, 2022. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement, due 2027	$253,100	$253,100	$93,900	$93,900
3.70% Senior notes due 2023	202,500	202,266	202,500	208,086
3.85% Senior notes due 2025	90,000	88,790	90,000	95,246
4.24% Senior notes due 2026	200,000	198,087	200,000	218,421
4.05% Senior notes due 2028	67,500	65,836	67,500	73,783
4.11% Senior notes due 2028	90,000	87,593	90,000	98,854
3.10% Senior notes due 2030	150,000	133,963	150,000	154,832
3.20% Senior notes due 2032	150,000	131,206	150,000	154,875
Total debt	1,203,100	1,160,841	1,043,900	1,097,997
Debt issuance costs, net	(868)	(868)	(949)	(949)
Unamortized interest rate swap proceeds	6,845	6,845	7,659	7,659
Total debt, net	$1,209,077	$1,166,818	$1,050,610	$1,104,707

Revolving Credit Agreement

In May 2022, the Corporation terminated its existing credit agreement, which was set to expire in October 2023, and entered into a new credit agreement (“Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement, which is set to expire in May 2027, increases the size of the Corporation’s revolving credit facility to $750 million, and expands the accordion feature to $250 million. The proceeds available under the Credit Agreement are to be used for general corporate purposes, which may include the funding of possible future acquisitions or supporting internal growth initiatives.

10.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2021 Annual Report on Form 10-K.

The components of net periodic pension cost for the three and six months ended June 30, 2022 and 2021 were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Service cost	$5,970	$7,120	$12,033	$13,990
Interest cost	5,418	4,511	10,706	8,817
Expected return on plan assets	(13,858)	(15,191)	(27,715)	(30,371)
Amortization of prior service cost	(87)	(369)	(173)	(432)
Amortization of unrecognized actuarial loss	3,845	7,574	7,851	14,717
Cost of settlements	—	3,075	1,842	3,075
Net periodic pension cost	$1,288	$6,720	$4,544	$9,796

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during 2021, and does not expect to do so in 2022. Contributions to the foreign benefit plans are not expected to be material in 2022.

During the six months ended June 30, 2022, as well as during the three and six months ended June 30, 2021, the Company recognized settlement charges related to the retirement of former executives. The settlement charges represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and six months ended June 30, 2022, the expense relating to the plan was $4.6 million and $10.3 million, respectively. During the three and six months ended June 30, 2021, the expense relating to the plan was $4.3 million and $9.6 million, respectively.

11.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Basic weighted-average shares outstanding	38,429	40,915	38,438	40,921
Dilutive effect of deferred stock compensation	225	173	219	171
Diluted weighted-average shares outstanding	38,654	41,088	38,657	41,092

For the three and six months ended June 30, 2022, approximately 37,000 and 31,000 shares, respectively, issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were approximately 34,000 and 61,000 anti-dilutive equity-based awards for the three and six months ended June 30, 2021, respectively.

12.           SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Net sales
Aerospace & Industrial	$209,311	$200,254	$401,161	$381,392
Defense Electronics	150,404	163,468	294,342	345,766
Naval & Power	251,313	259,496	476,628	495,076
Less: Intersegment revenues	(1,671)	(1,723)	(3,313)	(3,680)
Total consolidated	$609,357	$621,495	$1,168,818	$1,218,554

Operating income (expense)
Aerospace & Industrial	$32,464	$31,977	$57,317	$51,002
Defense Electronics	24,460	29,271	47,750	65,894
Naval & Power	50,001	43,095	77,289	81,152
Corporate and other (1)	(8,820)	(9,760)	(23,741)	(18,399)
Total consolidated	$98,105	$94,583	$158,615	$179,649

(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Total operating income	$98,105	$94,583	$158,615	$179,649
Interest expense	9,788	10,180	19,318	20,139
Other income, net	4,555	440	7,552	5,283
Earnings before income taxes	$92,872	$84,843	$146,849	$164,793

(In thousands)	June 30, 2022	December 31, 2021
Identifiable assets
Aerospace & Industrial	$1,006,902	$991,508
Defense Electronics	1,541,806	1,536,369
Naval & Power	1,551,343	1,270,099
Corporate and Other	302,477	294,581
Assets held for sale	—	10,988
Total consolidated	$4,402,528	$4,103,545

13.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2020	$(88,737)	$(222,119)	$(310,856)
Other comprehensive income (loss) before reclassifications (1)	(10,829)	107,211	96,382
Amounts reclassified from accumulated other comprehensive income (1)	—	24,009	24,009
Net current period other comprehensive income (loss)	(10,829)	131,220	120,391
December 31, 2021	$(99,566)	$(90,899)	$(190,465)
Other comprehensive income (loss) before reclassifications (1)	(47,161)	2,091	(45,070)
Amounts reclassified from accumulated other comprehensive income (1)	—	7,663	7,663
Net current period other comprehensive income (loss)	(47,161)	9,754	(37,407)
June 30, 2022	$(146,727)	$(81,145)	$(227,872)
(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$173	Other income, net
Amortization of actuarial losses	(7,851)	Other income, net
Settlements	(1,842)	Other income, net
	(9,520)	Earnings before income taxes
	1,857	Provision for income taxes
Total reclassifications	$(7,663)	Net earnings

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

secure advance payments from certain international customers. As of June 30, 2022 and December 31, 2021, there were $17.2 million and $21.1 million of stand-by letters of credit outstanding, respectively, and $2.4 million and $4.5 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35.2 million surety bond.

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

15.           SUBSEQUENT EVENTS

On August 1, 2022, the Corporation announced that it priced a private placement debt offering of $300 million for senior notes. The offering is expected to close in the fourth quarter, subject to customary closing conditions.

******

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance and potential impacts from COVID-19, including the impacts to supply and demand, the impact of significant inflation, higher interest rates or deflation, and measures taken by governments and private industry in response, (d) statements of future economic performance and potential impacts due to the conflict between Russia and Ukraine, and (e) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy.  No assurance may be given that the future results described by the forward-looking statements will be achieved.  While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2021 Annual Report on Form 10-K, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We report our operations through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We operate across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Approximately 67% of our 2022 revenues are expected to be generated from A&D-related markets.

COVID-19

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. The pandemic has adversely affected certain elements of our business, including our supply chain, transportation networks, and production levels. The extent to which COVID-19 continues to adversely impact our operations depends on future developments, including the impact of the global rollout of COVID-19 vaccines, the emergence and impact of any new COVID-19 variants, as well as the issuance of vaccine mandates by the Biden administration. However, given the diversified breadth of our company, we believe that we are well-positioned to mitigate any material risks arising as a result of COVID-19 or any of its variants. From an operational perspective, our current cash balance, coupled with expected cash flows from operating activities for the remainder of the year as well as our current borrowing capacity under the Credit Agreement, are expected to be more than sufficient to meet operating cash requirements, planned capital expenditures, principal payments on the current portion of long-term debt obligations, interest payments on long-term debt obligations, payments on lease obligations, pension and postretirement funding requirements, and dividend payments through the current year and beyond.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and six month periods ended June 30, 2022. The financial information as of June 30, 2022 should be read in conjunction with the financial statements for the year ended December 31, 2021 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Sales
Aerospace & Industrial	$208,572	$199,713	4%	$399,684	$380,044	5%
Defense Electronics	149,549	162,351	(8%)	292,618	343,563	(15%)
Naval & Power	251,236	259,431	(3%)	476,516	494,947	(4%)
Total sales	$609,357	$621,495	(2%)	$1,168,818	$1,218,554	(4%)

Operating income
Aerospace & Industrial	$32,464	$31,977	2%	$57,317	$51,002	12%
Defense Electronics	24,460	29,271	(16%)	47,750	65,894	(28%)
Naval & Power	50,001	43,095	16%	77,289	81,152	(5%)
Corporate and other	(8,820)	(9,760)	10%	(23,741)	(18,399)	(29%)
Total operating income	$98,105	$94,583	4%	$158,615	$179,649	(12%)

Interest expense	9,788	10,180	4%	19,318	20,139	4%
Other income, net	4,555	440	NM	7,552	5,283	43%

Earnings before income taxes	92,872	84,843	9%	146,849	164,793	(11%)
Provision for income taxes	(22,000)	(23,435)	6%	(35,292)	(43,916)	20%
Net earnings	$70,872	$61,408	15%	$111,557	$120,877	(8%)

New orders	$776,162	$698,970	11%	$1,410,428	$1,271,857	11%

NM - Not meaningful

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022 vs. 2021		2022 vs. 2021
	Sales	Operating Income	Sales	Operating Income
Organic	(1%)	2%	(3%)	(9%)
Acquisitions	—%	—%	—%	—%
Loss on divestiture	—%	—%	—%	(4%)
Foreign currency	(1%)	2%	(1%)	1%
Total	(2%)	4%	(4%)	(12%)

Sales in the second quarter decreased $12 million, or 2%, to $609 million, compared with the prior year period. On a segment basis, sales from the Defense Electronics and Naval & Power segments decreased $13 million and $8 million, respectively, with sales from the Aerospace & Industrial segment increasing $9 million.

Sales during the six months ended June 30, 2022 decreased $50 million, or 4%, to $1,169 million, compared with the prior year period. On a segment basis, sales from the Defense Electronics and Naval & Power segments decreased $51 million and $18

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

million, respectively, with sales from the Aerospace & Industrial segment increasing $19 million. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the second quarter increased $4 million, or 4%, to $98 million, and operating margin increased 90 basis points to 16.1% compared with the same period in 2021. Operating income and operating margin in the Naval & Power segment benefited from favorable mix in the naval defense and process markets, as well as the benefits of our ongoing operational excellence initiatives. In the Aerospace & Industrial segment, favorable absorption on higher sales and the benefits of our ongoing operational excellence initiatives were essentially offset by higher research and development investments. Decreases in operating income and operating margin in the Defense Electronics segment were primarily due to unfavorable overhead absorption on lower sales.

Operating income during the six months ended June 30, 2022 decreased $21 million, or 12%, to $159 million and operating margin decreased 110 basis points to 13.6%, compared with the same period in 2021. In the Defense Electronics segment, decreases in operating income and operating margin were primarily due to unfavorable overhead absorption on lower sales, which more than offset the benefits of our ongoing operational excellence initiatives. Operating income and operating margin in the Naval & Power segment were negatively impacted by a loss on sale of our industrial valves business in Germany in the current period, as well as unfavorable overhead absorption on lower sales in the naval defense market. These decreases were partially offset by increases in operating income and operating margin in the Aerospace & Industrial segment, primarily due to favorable absorption on higher sales, as well as the benefits of our ongoing operational excellence initiatives.

Non-segment operating expense in the second quarter decreased $1 million, or 10%, to $9 million, primarily due to lower pension costs in the current period. Non-segment operating expense during the six months ended June 30, 2022 increased $5 million, or 29%, to $24 million, primarily due to costs associated with shareholder activism in the current period.

Interest expense in the second quarter and six months ended June 30, 2022 of $10 million and $19 million, respectively, was essentially flat against the comparable prior year periods.

Other income, net in the second quarter increased $4 million to $5 million. Other income, net during the six months ended June 30, 2022 increased $2 million, or 43%, to $8 million. Increases in both periods were primarily due to lower overall pension costs against the comparable prior year periods.

The effective tax rate of 23.7% in the second quarter decreased compared to an effective tax rate of 27.6% in the prior year period. The effective tax rate of 24.0% for the six months ended June 30, 2022 decreased as compared to an effective tax rate of 26.6%. Decreases in both of the comparable periods were primarily due to an unfavorable foreign rate change on deferred tax liabilities in the prior year that did not recur, as well as lower provisional tax expense associated with the Tax Act for foreign withholding taxes in the current year period.

Comprehensive income in the second quarter was $35 million, compared to comprehensive income of $73 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the second quarter resulted in a $40 million comprehensive loss, compared to a $7 million comprehensive gain in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound.
•Net earnings increased $9 million, primarily due to higher operating income and other income, net.

Comprehensive income during the six months ended June 30, 2022 was $74 million, compared to comprehensive income of $134 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments for the six months ended June 30, 2022 resulted in a $47 million comprehensive loss, compared to a $3 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound.
•Net earnings decreased $9 million, primarily due to lower operating income.

New orders in the second quarter increased $77 million from the comparable prior year period, primarily due to the timing of naval defense orders in the Naval & Power segment, as well as an increase in new orders for commercial aerospace equipment in the Defense Electronics and Aerospace & Industrial segments. These increases were partially offset by the timing of new orders for industrial vehicles in the Aerospace & Industrial segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders during the six months ended June 30, 2022 increased $139 million from the comparable prior year period primarily due to the timing of naval defense orders in the Naval & Power segment, as well as an increase in new orders for commercial aerospace equipment in the Defense Electronics and Aerospace & Industrial segments.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Sales	$208,572	$199,713	4%	$399,684	$380,044	5%
Operating income	32,464	31,977	2%	57,317	51,002	12%
Operating margin	15.6%	16.0%	(40 bps)	14.3%	13.4%	90 bps
New orders	$215,279	$222,825	(3%)	$443,593	$421,940	5%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022 vs. 2021		2022 vs. 2021
	Sales	Operating Income	Sales	Operating Income
Organic	7%	2%	7%	14%
Acquisitions	—%	—%	—%	—%
Foreign currency	(3%)	—%	(2%)	(2%)
Total	4%	2%	5%	12%

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

Sales in the second quarter increased $9 million, or 4%, to $209 million from the prior year period, primarily due to higher sales in the commercial aerospace and general industrial markets. Sales in the commercial aerospace market benefited $5 million from higher demand for actuation and sensors products as well as surface treatment services on various narrow-body and wide-body platforms. Sales in the general industrial market increased $5 million primarily due to higher demand for industrial vehicle products. These increases were partially offset by sales decreases in the aerospace defense market primarily due to lower sales of actuation and sensors products on various fighter jet programs.

Sales during the six months ended June 30, 2022 increased $19 million, or 5%, to $400 million from the prior year period, primarily due to higher sales in the commercial aerospace and general industrial markets. In the commercial aerospace market, sales increased $10 million primarily due to higher demand for actuation and sensors products as well as surface treatment services. The general industrial market benefited from sales increases of $9 million primarily due to higher demand for industrial vehicle products.

Operating income in the second quarter increased approximately $1 million, or 2%, to $32 million from the prior year period, and operating margin decreased 40 basis points to 15.6%, as favorable absorption on higher sales and the benefits of our ongoing operational excellence initiatives were essentially offset by higher research and development investments.

Operating income during the six months ended June 30, 2022 increased $6 million, or 12%, to $57 million from the prior year period, and operating margin increased 90 basis points to 14.3%. The increases in operating income and operating margin in

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

each of the respective periods were primarily due to favorable overhead absorption on higher sales, as well as the benefits of our ongoing operational excellence initiatives.

New orders in the second quarter decreased $8 million, as an increase in new orders for commercial aerospace equipment was more than offset by the timing of new orders for industrial vehicles.

New orders during the six months ended June 30, 2022 increased $22 million primarily due to an increase in new orders for commercial aerospace equipment. This increase was partially offset by the timing of new orders for industrial vehicles.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Sales	$149,549	$162,351	(8%)	$292,618	$343,563	(15%)
Operating income	24,460	29,271	(16%)	47,750	65,894	(28%)
Operating margin	16.4%	18.0%	(160 bps)	16.3%	19.2%	(290 bps)
New orders	$195,442	$184,033	6%	$355,130	$359,773	(1%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022 vs. 2021		2022 vs. 2021
	Sales	Operating Income	Sales	Operating Income
Organic	(7%)	(21%)	(14%)	(29%)
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	5%	(1%)	1%
Total	(8%)	(16%)	(15%)	(28%)

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the second quarter decreased $13 million, or 8%, to $150 million from the prior year period. In the commercial aerospace market, sales decreased $9 million primarily due to lower sales of avionics and flight test equipment on various domestic and international platforms. Sales in the aerospace defense and ground defense markets were negatively impacted by ongoing supply chain headwinds and the delayed signing of the FY22 defense budget. These decreases were partially offset by higher sales on the Virginia-class submarine program in the naval defense market.

Sales during the six months ended June 30, 2022 decreased $51 million, or 15%, to $293 million from the prior year period. In the ground defense market, sales decreased $23 million primarily due to ongoing supply chain headwinds as well as the delayed signing of the FY22 defense budget, which contributed to lower sales of embedded computing and tactical communications equipment on various programs. The aerospace defense market was also negatively impacted by ongoing supply chain headwinds, which resulted in lower sales of $16 million, primarily on embedded computing equipment on various programs. In the commercial aerospace market, sales decreased $10 million primarily due to lower sales of avionics and flight test equipment on various domestic and international platforms.

Operating income in the second quarter decreased $5 million, or 16%, to $24 million compared to the prior year period, and operating margin decreased 160 basis points from the prior year period to 16.4%. Operating income during the six months ended June 30, 2022 decreased $18 million, or 28%, to $48 million, and operating margin decreased 290 basis points from the

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

prior year period to 16.3%. The decreases in operating income and operating margin for each of the respective periods were primarily due to unfavorable overhead absorption on lower sales.

New orders in the second quarter increased $11 million, primarily due to an increase in new orders for commercial aerospace equipment.

New orders during the six months ended June 30, 2022 decreased $5 million, as an increase in new orders for commercial aerospace equipment was more than offset by the timing of orders across all defense-related markets due to the delayed signing of the FY22 defense budget.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Sales	$251,236	$259,431	(3%)	$476,516	$494,947	(4%)
Operating income	50,001	43,095	16%	77,289	81,152	(5%)
Operating margin	19.9%	16.6%	330 bps	16.2%	16.4%	(20 bps)
New orders	$365,441	$292,112	25%	$611,705	$490,144	25%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022 vs. 2021		2022 vs. 2021
	Sales	Operating Income	Sales	Operating Income
Organic	(3%)	15%	(4%)	2%
Acquisitions	—%	—%	—%	—%
Loss on divestiture	—%	—%	—%	(7%)
Foreign currency	—%	1%	—%	—%
Total	(3%)	16%	(4%)	(5%)

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets.

Sales in the second quarter decreased $8 million, or 3%, to $251 million from the prior year period. In the naval defense market, sales decreased $7 million, as higher demand on the Columbia-class submarine and CVN-81 aircraft carrier programs was more than offset by lower sales on the CVN-80 aircraft carrier and Virginia-class submarine programs. In the power & process market, higher nuclear aftermarket sales as well as higher demand for industrial valve products were essentially offset by the wind-down on the China Direct AP1000 program.

Sales during the six months ended June 30, 2022 decreased $18 million, or 4%, to $477 million from the prior year period. Sales decreased $14 million in the naval defense market, as higher demand on the Columbia-class submarine and CVN-81 aircraft carrier programs was more than offset by lower sales on the CVN-80 aircraft carrier and Virginia-class submarine programs. In the power & process market, higher nuclear aftermarket sales were more than offset by the wind-down on the China Direct AP1000 program.

Operating income in the second quarter increased $7 million, or 16%, to $50 million, and operating margin increased 330 basis points from the prior year period to 19.9%, primarily due to favorable mix in the naval defense and process markets, as well as the benefits of our ongoing operational excellence initiatives.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the six months ended June 30, 2022 decreased $4 million, or 5%, to $77 million, and operating margin decreased 20 basis points from the prior year period to 16.2%. Both operating income and operating margin were negatively impacted by a loss on sale of our industrial valves business in Germany in the current period, as well as unfavorable overhead absorption on lower sales in the naval defense market. These decreases were partially offset by favorable mix in the naval defense and process markets, as well as the benefits of our ongoing operational excellence initiatives.

New orders in the second quarter and six months ended June 30, 2022 increased $73 million and $122 million, respectively, from the comparable prior year periods, primarily due to the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Aerospace & Defense markets:
Aerospace Defense	$94,545	$99,977	(5%)	$192,549	$210,993	(9%)
Ground Defense	44,393	48,221	(8%)	83,501	103,967	(20%)
Naval Defense	172,786	177,724	(3%)	335,753	355,629	(6%)
Commercial Aerospace	68,192	71,555	(5%)	129,084	128,824	—%
Total Aerospace & Defense	$379,916	$397,477	(4%)	$740,887	$799,413	(7%)

Commercial markets:
Power & Process	$125,355	$125,333	—%	$230,143	$230,837	—%
General Industrial	104,086	98,685	5%	197,788	188,304	5%
Total Commercial	$229,441	$224,018	2%	$427,931	$419,141	2%

Total Curtiss-Wright	$609,357	$621,495	(2%)	$1,168,818	$1,218,554	(4%)

Aerospace & Defense markets
Sales in the second quarter decreased $18 million, or 4%, to $380 million against the comparable prior year period, due to lower sales across all markets. Sales in the aerospace defense market decreased primarily due to lower sales of actuation and sensors products on various fighter jet programs, as well as lower sales of embedded computing equipment on various fighter jet and helicopter platforms. The ground defense market was negatively impacted by ongoing supply chain headwinds and the delayed signing of the FY22 defense budget, which resulted in lower sales of tactical communications equipment. In the naval defense market, higher demand on the Columbia-class submarine and CVN-81 aircraft carrier programs was more than offset by lower sales on the CVN-80 aircraft carrier and Virginia-class submarine programs. Sales in the commercial aerospace market were negatively impacted by lower sales of avionics and flight test equipment on various domestic and international platforms, partially offset by higher demand for actuation and sensors products as well as surface treatment services on various narrow-body and wide-body platforms.

Sales during the six months ended June 30, 2022 decreased $59 million, or 7%, to $741 million, primarily due to lower sales in the aerospace defense, ground defense, and naval defense markets. Sales in the aerospace defense and ground defense markets decreased primarily due to ongoing supply chain headwinds and the delayed signing of the FY22 defense budget. Sales decreases in the naval defense market were primarily due to lower sales on the CVN-80 aircraft carrier and Virginia-class submarine programs, partially offset by higher demand on the Columbia-class submarine and CVN-81 aircraft carrier programs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Commercial markets
Sales in the second quarter increased $5 million, or 2%, to $229 million primarily due to higher demand for our industrial vehicle products in the general industrial market.

Sales during the six months ended June 30, 2022 increased $9 million, or 2%, to $428 million primarily due to higher demand for our industrial vehicle products in the general industrial market. In the power & process market, higher nuclear aftermarket sales were offset by the wind-down on the China Direct AP1000 program.

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

Condensed Consolidated Statements of Cash Flows	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021
Cash provided by (used for):
Operating activities	$(93,271)	$48,476
Investing activities	(18,235)	(20,129)
Financing activities	118,120	(26,899)
Effect of exchange-rate changes on cash	(6,204)	(2,188)
Net increase (decrease) in cash and cash equivalents	410	(740)

Net cash provided by operating activities decreased $142 million from the prior year period, primarily due to the timing of advanced cash receipts, higher inventory receipts, and a legal settlement payment made to WEC during the current period.

Net cash used for investing activities decreased $2 million from the prior year period, primarily due to higher current period proceeds from disposal of long-lived assets.

Net cash provided by financing activities increased $145 million from the prior year period, primarily due to higher current period net borrowings under our Credit Agreement. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.2% for both the three and six months ended June 30, 2022, and 3.5% for both the three and six months ended June 30, 2021, respectively. The Corporation’s average debt outstanding was $1.2 billion for both the three and six months ended June 30, 2022, and $1.1 billion for both the three and six months ended June 30, 2021, respectively.

Revolving Credit Agreement

In May 2022, the Corporation terminated its existing credit agreement, which was set to expire in October 2023, and entered into a new Credit Agreement with a syndicate of financial institutions. The Credit Agreement, which is set to expire in May

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

2027, increases the size of the Corporation’s revolving credit facility to $750 million, and expands the accordion feature to $250 million.

As of June 30, 2022, the Corporation had $253 million of outstanding borrowings under the Credit Agreement, and $17 million in letters of credit supported by the Credit Agreement. The unused credit available under the Credit Agreement as of June 30, 2022 was $480 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the six months ended June 30, 2022, the Corporation used $32 million of cash to repurchase approximately 0.2 million outstanding shares under its share repurchase program. During the six months ended June 30, 2021, the Corporation used $24 million of cash to repurchase approximately 0.2 million outstanding shares under its share repurchase program.

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

Dividends

The Corporation made dividend payments of $14 million and $7 million during the six months ended June 30, 2022 and June 30, 2021, respectively, with the increase primarily due to timing of the quarterly dividend payment during the current period. Additionally, beginning in the second quarter, the Corporation increased its quarterly dividend 6% to $0.19 per share.

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

As of June 30, 2022, we had the ability to borrow additional debt of $1.5 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2022.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2021 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2022 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the six months ended June 30, 2022. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2021 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2022.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	29,197	$150.57	163,349	$233,753,889
May 1 - May 31	29,793	$140.85	193,142	$229,557,422
June 1 - June 30	31,040	$135.16	224,182	$225,362,016
For the quarter ended June 30, 2022	90,030	$142.04	224,182	$225,362,016

In December 2021, the Corporation adopted two written trading plans in connection with its previously authorized share repurchase program, which allowed for the purchase of its outstanding common stock up to $550 million, of which $225 million remains available for repurchase as of June 30, 2022. The first trading plan includes share repurchases of $50 million, to be executed equally throughout the 2022 calendar year. The second trading plan, which included opportunistic share repurchases up to $100 million to be executed through a 10b5-1 plan, was completed as of December 31, 2021.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2022. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2022 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2021 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A12B/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015

31.1	Certification of Lynn M. Bamford, Chair and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of Lynn M. Bamford, Chair and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Chief Financial Officer
Dated: August 4, 2022