Form 10-Q
period 2022-09-30
CURTISS WRIGHT CORP
filed 2022-11-03
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

or

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

Common Stock, par value $1.00 per share: 38,307,674 shares as of October 31, 2022.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net sales
Product sales	$530,782	$528,339	$1,489,619	$1,552,706
Service sales	99,760	92,280	309,741	286,467
Total net sales	630,542	620,619	1,799,360	1,839,173
Cost of sales
Cost of product sales	338,264	328,424	949,180	989,759
Cost of service sales	60,069	55,187	188,055	177,930
Total cost of sales	398,333	383,611	1,137,235	1,167,689
Gross profit	232,209	237,008	662,125	671,484
Research and development expenses	17,387	21,618	61,804	66,675
Selling expenses	31,888	30,067	90,387	89,227
General and administrative expenses	75,351	78,998	239,085	229,608
Loss on divestiture	—	—	4,651	—
Impairment of assets held for sale	—	8,656	—	8,656
Operating income	107,583	97,669	266,198	277,318
Interest expense	13,997	9,955	33,315	30,094
Other income, net	3,746	3,627	11,298	8,910
Earnings before income taxes	97,332	91,341	244,181	256,134
Provision for income taxes	(23,564)	(21,638)	(58,856)	(65,554)
Net earnings	$73,768	$69,703	$185,325	$190,580

Net earnings per share:
Basic earnings per share	$1.92	$1.71	$4.82	$4.66
Diluted earnings per share	$1.91	$1.70	$4.79	$4.64

Dividends per share	0.19	0.18	0.56	0.53

Weighted-average shares outstanding:
Basic	38,368	40,769	38,416	40,865
Diluted	38,647	40,950	38,655	41,040
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings	$73,768	$69,703	$185,325	$190,580
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(50,098)	$(16,273)	$(97,259)	$(12,990)
Pension and postretirement adjustments, net of tax (2)	3,856	4,994	13,610	15,036
Other comprehensive income (loss), net of tax	(46,242)	(11,279)	(83,649)	2,046
Comprehensive income	$27,526	$58,424	$101,676	$192,626

(1) The tax expense included in foreign currency translation adjustments for the three months ended September 30, 2022 was immaterial. The tax expense included in foreign currency translation adjustments for the nine months ended September 30, 2022 was $1.7 million. The tax benefit included in foreign currency translation adjustments for the three and nine months ended September 30, 2021 was immaterial.

(2) The tax expense included in pension and postretirement adjustments for the three and nine months ended September 30, 2022 was $1.2 million and $3.1 million, respectively. The tax expense included in pension and postretirement adjustments for the three and nine months ended September 30, 2021 was $2.0 million and $5.1 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$113,552	$171,004
Receivables, net	713,592	647,148
Inventories, net	503,064	411,567
Assets held for sale	—	10,988
Other current assets	84,468	67,101
Total current assets	1,414,676	1,307,808
Property, plant, and equipment, net	338,549	360,031
Goodwill	1,512,231	1,463,026
Other intangible assets, net	618,563	538,077
Operating lease right-of-use assets, net	145,252	143,613
Prepaid pension asset	267,262	256,422
Other assets	45,629	34,568
Total assets	$4,342,162	$4,103,545
Liabilities
Current liabilities:
Current portion of long-term debt	202,500	—
Accounts payable	182,621	211,640
Accrued expenses	139,982	147,701
Deferred revenue	220,259	260,157
Liabilities held for sale	—	12,655
Other current liabilities	95,002	102,714
Total current liabilities	840,364	734,867
Long-term debt	1,141,211	1,050,610
Deferred tax liabilities, net	150,721	147,349
Accrued pension and other postretirement benefit costs	85,865	91,329
Long-term operating lease liability	125,493	127,152
Long-term portion of environmental reserves	13,186	13,656
Other liabilities	101,079	112,092
Total liabilities	2,457,919	2,277,055
Contingencies and commitments (Note 14)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 49,187,378 shares issued as of September 30, 2022 and December 31, 2021; outstanding shares were 38,334,223 as of September 30, 2022 and 38,469,778 as of December 31, 2021	49,187	49,187
Additional paid in capital	131,230	127,104
Retained earnings	3,072,639	2,908,827
Accumulated other comprehensive loss	(274,114)	(190,465)
Common treasury stock, at cost (10,853,155 shares as of September 30, 2022 and 10,717,600 shares as of December 31, 2021)	(1,094,699)	(1,068,163)
Total stockholders’ equity	1,884,243	1,826,490
Total liabilities and stockholders’ equity	$4,342,162	$4,103,545

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net earnings	$185,325	$190,580
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	83,520	86,240
Loss on divestiture	4,651	—
Impairment of assets held for sale	—	8,656
Gain on sale/disposal of long-lived assets	(4,241)	(604)
Deferred income taxes	5,759	4,480
Share-based compensation	12,027	10,861
Change in operating assets and liabilities, net of business acquired:
Receivables, net	(70,548)	(81,498)
Inventories, net	(89,318)	(5,045)
Progress payments	(1,330)	(3,960)
Accounts payable and accrued expenses	(42,360)	(51,702)
Deferred revenue	(39,230)	115
Pension and postretirement liabilities, net	(3,913)	2,406
Other current and long-term assets and liabilities	(37,955)	(4,768)
Net cash provided by operating activities	2,387	155,761
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	9,110	3,389
Purchases of investments	(10,000)	—
Additions to property, plant, and equipment	(28,789)	(27,858)
Acquisition of business, net of cash acquired	(247,215)	—
Additional consideration paid on prior year acquisitions	(5,062)	(5,340)
Net cash used for investing activities	(281,956)	(29,809)
Cash flows from financing activities:
Borrowings under revolving credit facilities	1,332,219	166,771
Payments of revolving credit facilities	(1,038,019)	(166,771)
Repurchases of common stock	(44,434)	(79,092)
Proceeds from share-based compensation	9,997	9,705
Dividends paid	(14,220)	(14,320)
Other	(755)	(699)
Net cash (used for)/provided by financing activities	244,788	(84,406)
Effect of exchange-rate changes on cash	(22,671)	(5,378)
Net increase (decrease) in cash and cash equivalents	(57,452)	36,168
Cash and cash equivalents at beginning of period	171,004	198,248
Cash and cash equivalents at end of period	$113,552	$234,416
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2021	$49,187	$127,104	$2,908,827	$(190,465)	$(1,068,163)
Net earnings	—	—	185,325	—	—
Other comprehensive loss, net of tax	—	—	—	(83,649)	—
Dividends declared	—	—	(21,513)	—	—
Restricted stock	—	(8,523)	—	—	8,523
Employee stock purchase plan	—	1,273	—	—	8,724
Share-based compensation	—	11,882	—	—	145
Repurchase of common stock (1)	—	—	—	—	(44,434)
Other	—	(506)	—	—	506
September 30, 2022	$49,187	$131,230	$3,072,639	$(274,114)	$(1,094,699)

	For the three months ended September 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2022	$49,187	$126,316	$3,006,164	$(227,872)	$(1,086,156)
Net earnings	—	—	73,768	—	—
Other comprehensive loss, net of tax	—	—	—	(46,242)	—
Dividends declared	—	—	(7,293)	—	—
Employee stock purchase plan	—	459	—	—	4,254
Share-based compensation	—	4,455	—	—	(8)
Repurchase of common stock (1)	—	—	—	—	(12,789)
September 30, 2022	$49,187	$131,230	$3,072,639	$(274,114)	$(1,094,699)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2020	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
Net earnings	—	—	190,580	—	—
Other comprehensive income, net of tax	—	—	—	2,046	—
Dividends declared	—	—	(21,614)	—	—
Restricted stock	—	(9,007)	—	—	9,007
Employee stock purchase plan	—	877	—	—	8,828
Share-based compensation	—	10,724	—	—	137
Repurchase of common stock (1)	—	—	—	—	(79,092)
Other	—	(597)	—	—	597
September 30, 2021	$49,187	$124,532	$2,839,294	$(308,810)	$(804,143)

	For the three months ended September 30, 2021
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2021	$49,187	$119,946	$2,776,884	$(297,531)	$(753,782)
Net earnings	—	—	69,703	—	—
Other comprehensive loss, net of tax	—	—	—	(11,279)	—
Dividends declared	—	—	(7,293)	—	—
Employee stock purchase plan	—	466	—	—	4,320
Share-based compensation	—	4,120	—	—	16
Repurchase of common stock (1)	—	—	—	—	(54,697)
September 30, 2021	$49,187	$124,532	$2,839,294	$(308,810)	$(804,143)

See notes to condensed consolidated financial statements
(1) For the three and nine months ended September 30, 2022, the Corporation repurchased approximately 0.1 million and 0.3 million shares of its common stock, respectively. For the three and nine months ended September 30, 2021, the Corporation repurchased approximately 0.4 million and 0.6 million shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2022 and 2021, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and nine months ended September 30, 2022 and 2021:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Over-time	50%	48%	52%	51%
Point-in-time	50%	52%	48%	49%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.6 billion as of September 30, 2022, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Aerospace & Defense
Aerospace Defense	$114,431	$116,853	$306,980	$327,847
Ground Defense	54,890	55,124	138,391	159,090
Naval Defense	174,844	175,800	510,597	531,429
Commercial Aerospace	70,257	67,461	199,341	196,285
Total Aerospace & Defense	$414,422	$415,238	$1,155,309	$1,214,651

Commercial
Power & Process	$110,559	$112,736	$340,702	$343,573
General Industrial	105,561	92,645	303,349	280,949
Total Commercial	$216,120	$205,381	$644,051	$624,522

Total	$630,542	$620,619	$1,799,360	$1,839,173

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and nine months ended September 30, 2022 included in the contract liabilities balance as of January 1, 2022 was approximately $54 million and $189 million, respectively. Revenue recognized during the three and nine months ended September 30, 2021 included in the contract liabilities balance as of January 1, 2021 was approximately $46 million and $188 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the nine months ended September 30, 2022, the Corporation acquired one business for an aggregate purchase price of $247 million, which is described in more detail below. The Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2022 includes $14 million of total net sales and $6 million of net losses from the Corporation's 2022 acquisition. During the nine months ended September 30, 2021, the Corporation did not complete any acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisition consummated during the nine months ended September 30, 2022.

(In thousands)	2022
Accounts receivable	$9,970
Inventory	22,790
Property, plant, and equipment	1,683
Other current and non-current assets	1,872
Intangible assets	130,500
Operating lease right-of-use assets, net	1,197
Current and non-current liabilities	(9,607)
Net tangible and intangible assets	158,405
Goodwill	88,810
Total purchase price	$247,215

Goodwill deductible for tax purposes	$88,810

2022 Acquisition

Safran Aerosystems Arresting Company ("arresting systems acquisition")

On June 30, 2022, the Corporation completed its arresting systems acquisition for $247 million. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type. The acquired business is a designer and manufacturer of mission-critical, fixed-wing aircraft emergency arresting system, and operates within the Naval & Power segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

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

The composition of receivables is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Billed receivables:
Trade and other receivables	$403,998	$362,007
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	314,692	291,758
Less: Progress payments applied	(559)	(1,297)
Net unbilled receivables	314,133	290,461
Less: Allowance for doubtful accounts	(4,539)	(5,320)
Receivables, net	$713,592	$647,148

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

The composition of inventories is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$249,272	$191,066
Work-in-process	90,288	78,221
Finished goods	126,093	98,944
Inventoried costs related to U.S. Government and other long-term contracts (1)	41,764	48,619
Inventories, net of reserves	507,417	416,850
Less: Progress payments applied	(4,353)	(5,283)
Inventories, net	$503,064	$411,567

(1) This caption includes capitalized development costs of $18.4 million as of September 30, 2022 related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of September 30, 2022, capitalized development costs of $11.7 million are not currently supported by existing firm orders.

7.           GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2021	$316,147	$714,014	$432,865	$1,463,026
Acquisitions	—	—	88,810	88,810
Adjustments	—	967	—	967
Foreign currency translation adjustment	(10,984)	(20,047)	(9,541)	(40,572)
September 30, 2022	$305,163	$694,934	$512,134	$1,512,231

8.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2022			December 31, 2021
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$299,444	$(170,266)	$129,178	$274,615	$(164,077)	$110,538
Customer related intangibles	650,987	(286,790)	364,197	568,720	(270,816)	297,904
Programs (1)	144,000	(32,400)	111,600	144,000	(27,000)	117,000
Other intangible assets	52,875	(39,287)	13,588	49,559	(36,924)	12,635
Total	$1,147,306	$(528,743)	$618,563	$1,036,894	$(498,817)	$538,077

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the nine months ended September 30, 2022, the Corporation acquired intangible assets of $130.5 million, which included Customer-related intangibles of $94.6 million, Technology of $31.5 million, and Other intangible assets of $4.4 million. The weighted average amortization periods for these aforementioned intangible assets are 15.9 years, 15.0 years, and 10.0 years, respectively.

Total intangible amortization expense for the nine months ended September 30, 2022 was $46 million, as compared to $45 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2022	$62
2023	$66
2024	$55
2025	$52
2026	$51

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

Effects on Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Undesignated hedges

The gains and losses on forward exchange derivative contracts not designated for hedge accounting are recognized to general and administrative expenses within the Condensed Consolidated Statements of Earnings. The losses for the three and nine months ended September 30, 2022 were $6 million and $12 million, respectively. The losses for both the three and nine months ended September 30, 2021 were $2 million, respectively.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of September 30, 2022. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement, due 2027	$388,100	$388,100	$93,900	$93,900
3.70% Senior notes due 2023	202,500	201,714	202,500	208,086
3.85% Senior notes due 2025	90,000	86,827	90,000	95,246
4.24% Senior notes due 2026	200,000	190,933	200,000	218,421
4.05% Senior notes due 2028	67,500	62,919	67,500	73,783
4.11% Senior notes due 2028	90,000	83,520	90,000	98,854
3.10% Senior notes due 2030	150,000	126,071	150,000	154,832
3.20% Senior notes due 2032	150,000	121,677	150,000	154,875
Total debt	1,338,100	1,261,761	1,043,900	1,097,997
Debt issuance costs, net	(827)	(827)	(949)	(949)
Unamortized interest rate swap proceeds	6,438	6,438	7,659	7,659
Total debt, net	$1,343,711	$1,267,372	$1,050,610	$1,104,707

Revolving Credit Agreement

In May 2022, the Corporation terminated its existing credit agreement, which was set to expire in October 2023, and entered into a new credit agreement (“Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement, which is set to expire in May 2027, increases the size of the Corporation’s revolving credit facility to $750 million, and expands the accordion feature to $250 million. The Corporation plans to use the Credit Agreement for general corporate purposes, which may include the funding of possible future acquisitions or supporting internal growth initiatives.

Senior Notes

On October 27, 2022, the Corporation announced that it formally closed its private placement debt offering of $300 million for senior notes, consisting of $200 million 4.49% notes due 2032 and $100 million 4.64% notes due 2034.

10.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2021 Annual Report on Form 10-K.

The components of net periodic pension cost for the three and nine months ended September 30, 2022 and 2021 were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Service cost	$5,770	$6,931	$17,803	$20,921
Interest cost	5,442	4,585	16,148	13,402
Expected return on plan assets	(13,525)	(15,177)	(41,240)	(45,548)
Amortization of prior service cost	155	(216)	(18)	(648)
Amortization of unrecognized actuarial loss	4,785	6,988	12,636	21,705
Cost of settlements	—	235	1,842	3,310
Net periodic pension cost	$2,627	$3,346	$7,171	$13,142

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during 2021, and does not expect to do so in 2022. Contributions to the foreign benefit plans are not expected to be material in 2022.

During the nine months ended September 30, 2022, as well as during the three and nine months ended September 30, 2021, the Company recognized settlement charges related to the retirement of former executives. The settlement charges represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and nine months ended September 30, 2022, the expense relating to the plan was $5.5 million and $15.8 million, respectively. During the three and nine months ended September 30, 2021, the expense relating to the plan was $4.6 million and $14.2 million, respectively.

11.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Basic weighted-average shares outstanding	38,368	40,769	38,416	40,865
Dilutive effect of deferred stock compensation	279	181	239	175
Diluted weighted-average shares outstanding	38,647	40,950	38,655	41,040

For the three and nine months ended September 30, 2022, approximately 49,000 and 37,000 shares, respectively, issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Net sales
Aerospace & Industrial	$213,656	$197,060	$614,817	$578,452
Defense Electronics	162,233	182,314	456,575	528,080
Naval & Power	256,277	242,891	732,905	737,967
Less: Intersegment revenues	(1,624)	(1,646)	(4,937)	(5,326)
Total consolidated	$630,542	$620,619	$1,799,360	$1,839,173

Operating income (expense)
Aerospace & Industrial	$39,080	$30,872	$96,397	$81,874
Defense Electronics	36,588	40,762	84,338	106,656
Naval & Power	41,576	35,483	118,865	116,635
Corporate and other (1)	(9,661)	(9,448)	(33,402)	(27,847)
Total consolidated	$107,583	$97,669	$266,198	$277,318

(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Total operating income	$107,583	$97,669	$266,198	$277,318
Interest expense	13,997	9,955	33,315	30,094
Other income, net	3,746	3,627	11,298	8,910
Earnings before income taxes	$97,332	$91,341	$244,181	$256,134

(In thousands)	September 30, 2022	December 31, 2021
Identifiable assets
Aerospace & Industrial	$994,691	$991,508
Defense Electronics	1,503,767	1,536,369
Naval & Power	1,518,691	1,270,099
Corporate and Other	325,013	294,581
Assets held for sale	—	10,988
Total consolidated	$4,342,162	$4,103,545

13.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2020	$(88,737)	$(222,119)	$(310,856)
Other comprehensive income (loss) before reclassifications (1)	(10,829)	107,211	96,382
Amounts reclassified from accumulated other comprehensive income (1)	—	24,009	24,009
Net current period other comprehensive income (loss)	(10,829)	131,220	120,391
December 31, 2021	$(99,566)	$(90,899)	$(190,465)
Other comprehensive income (loss) before reclassifications (1)	(97,259)	2,203	(95,056)
Amounts reclassified from accumulated other comprehensive income (1)	—	11,407	11,407
Net current period other comprehensive income (loss)	(97,259)	13,610	(83,649)
September 30, 2022	$(196,825)	$(77,289)	$(274,114)
(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$18	Other income, net
Amortization of actuarial losses	(12,636)	Other income, net
Settlements	(1,842)	Other income, net
	(14,460)	Earnings before income taxes
	3,053	Provision for income taxes
Total reclassifications	$(11,407)	Net earnings

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

secure advance payments from certain international customers. As of September 30, 2022 and December 31, 2021, there were $14.7 million and $21.1 million of stand-by letters of credit outstanding, respectively, and $2.4 million and $4.5 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35.2 million surety bond.

AP1000 Program

In February 2022, the Corporation and Westinghouse Electric Company (WEC) executed a settlement agreement to resolve all open claims and counterclaims under the AP1000 U.S. and China contracts. Under the terms of the settlement agreement, the Corporation paid WEC $15 million in March 2022 and is required to pay WEC a final amount of $10 million in the first quarter of 2023 in exchange for the Corporation’s full release from all open claims under such contracts, whether known or unknown. Under the settlement, the parties also negotiated and executed a right of first refusal for all future AP1000 projects. As of December 31, 2021, the Corporation was adequately accrued regarding this matter.

15.           SUBSEQUENT EVENTS

On October 27, 2022, the Corporation announced that it formally closed its private placement debt offering of $300 million for senior notes, consisting of $200 million 4.49% notes due 2032 and $100 million 4.64% notes due 2034.

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

Business Environment

During the current period, we have experienced supply chain challenges, including increased lead times, as well as heightened levels of inflation in material and transportation costs due to availability constraints and high demand. Certain parts of our business have been adversely affected by disruptions that have hindered our ability to timely obtain raw materials and components from our suppliers in the required quantities, or on favorable terms. In certain instances, these disruptions have delayed our ability to convert backlog into net sales in line with historical performance. We expect inflationary and supply chain constraint trends to continue throughout at least the remainder of 2022. While the long-term impact of these factors remains uncertain, we will continue to closely monitor the extent to which these factors will impact our business, financial condition, and results of operations.

Inflation Reduction Act of 2022 (IRA)

On August 16, 2022, the IRA was enacted into law. The statute includes a 15% corporate alternative minimum tax on adjusted financial statement income which is effective for the fiscal year ended February 2, 2024. The new law also imposes a 1% excise tax on share repurchases, effective for repurchases made after December 31, 2022. We are currently assessing the potential impact of this law as it pertains to excise taxes, which will be dependent on the extent of share repurchases made in future periods.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2022. The financial information as of September 30, 2022 should be read in conjunction with the financial statements for the year ended December 31, 2021 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. Additionally, the results of operations of divested businesses are removed from the comparable prior year period for purposes of calculating “organic” and “incremental” results. The definition of “organic” excludes the impairment of assets held for sale and corresponding loss from sale of our industrial valves business in Germany as well as the effects of foreign currency translation.

Condensed Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Sales
Aerospace & Industrial	$213,093	$196,296	9%	$612,777	$576,340	6%
Defense Electronics	161,188	181,504	(11%)	453,806	525,067	(14%)
Naval & Power	256,261	242,819	6%	732,777	737,766	(1%)
Total sales	$630,542	$620,619	2%	$1,799,360	$1,839,173	(2%)

Operating income
Aerospace & Industrial	$39,080	$30,872	27%	$96,397	$81,874	18%
Defense Electronics	36,588	40,762	(10%)	84,338	106,656	(21%)
Naval & Power	41,576	35,483	17%	118,865	116,635	2%
Corporate and other	(9,661)	(9,448)	(2%)	(33,402)	(27,847)	(20%)
Total operating income	$107,583	$97,669	10%	$266,198	$277,318	(4%)

Interest expense	13,997	9,955	(41%)	33,315	30,094	(11%)
Other income, net	3,746	3,627	3%	11,298	8,910	27%

Earnings before income taxes	97,332	91,341	7%	244,181	256,134	(5%)
Provision for income taxes	(23,564)	(21,638)	(9%)	(58,856)	(65,554)	10%
Net earnings	$73,768	$69,703	6%	$185,325	$190,580	(3%)

New orders	$818,067	$629,046	30%	$2,228,495	$1,900,903	17%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022 vs. 2021		2022 vs. 2021
	Sales	Operating Income	Sales	Operating Income
Organic	1%	8%	(2%)	(3%)
Acquisitions	2%	(7%)	1%	(3%)
Loss on divestiture/impairment of assets held for sale	—%	9%	—%	2%
Foreign currency	(1%)	—%	(1%)	—%
Total	2%	10%	(2%)	(4%)

Sales in the third quarter increased $10 million, or 2%, to $631 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial and Naval & Power segments increased $17 million and $13 million, respectively, with sales from the Defense Electronics segment decreasing $20 million.

Sales during the nine months ended September 30, 2022 decreased $40 million, or 2%, to $1,799 million, compared with the prior year period. On a segment basis, sales from the Defense Electronics and Naval & Power segments decreased $71 million and $5 million, respectively, with sales from the Aerospace & Industrial segment increasing $36 million. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the third quarter increased $10 million, or 10%, to $108 million, and operating margin increased 140 basis points to 17.1% compared with the same period in 2021. In the Aerospace & Industrial segment, operating income and operating margin benefited from favorable absorption on higher sales in the general industrial and commercial aerospace markets, as well as our ongoing operational excellence initiatives. Operating income and operating margin in the Naval & Power segment increased primarily due to a prior year impairment loss on assets held for sale in our industrial valves business in Germany, favorable absorption on higher organic sales, as well as the benefits of our ongoing operational excellence initiatives. These increases were partially offset by a decrease in operating income in the Defense Electronics segment, primarily due to unfavorable overhead absorption on lower sales.

Operating income during the nine months ended September 30, 2022 decreased $11 million, or 4%, to $266 million and operating margin decreased 30 basis points to 14.8%, compared with the same period in 2021. In the Defense Electronics segment, decreases in operating income and operating margin were primarily due to unfavorable overhead absorption on lower sales. These decreases were partially offset by increases in operating income and operating margin in the Aerospace & Industrial segment, primarily due to favorable absorption on higher sales in the general industrial and commercial aerospace markets, as well as the benefits of our ongoing operational excellence initiatives. In the Naval & Power segment, operating income was essentially flat while operating margin improved slightly, as favorable absorption on higher organic sales as well as lower current period losses associated with our industrial valves business in Germany were partially offset by first year purchase accounting costs from our arresting systems acquisition.

Non-segment operating expense in the third quarter of $10 million was essentially flat against the comparable prior year period. Non-segment operating expense during the nine months ended September 30, 2022 increased $6 million, or 20%, to $33 million, primarily due to costs associated with shareholder activism in the current period.

Interest expense in the third quarter and nine months ended September 30, 2022 increased $4 million, or 41%, to $14 million, and $3 million, or 11%, to $33 million, primarily due to higher current period borrowings under our Credit Agreement.

Other income, net in the third quarter of $4 million was essentially flat against the comparable prior year period. Other income, net during the nine months ended September 30, 2022 increased $2 million, or 27%, to $11 million, primarily due to lower overall pension costs against the comparable prior year period.

The effective tax rate of 24.2% in the third quarter increased compared to an effective tax rate of 23.7% in the prior year period, primarily due to provisional tax expense in the current period to record a valuation allowance on unused foreign tax credits. The effective tax rate of 24.1% for the nine months ended September 30, 2022 decreased as compared to an effective

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

tax rate of 25.6%, primarily due to a favorable state rate change on deferred tax liabilities in the current year versus an unfavorable foreign rate change on deferred tax liabilities in the prior year.

Comprehensive income in the third quarter was $28 million, compared to comprehensive income of $58 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the third quarter resulted in a $50 million comprehensive loss, compared to a $16 million comprehensive loss in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian dollar.
•Net earnings increased $4 million, primarily due to higher operating income.

Comprehensive income during the nine months ended September 30, 2022 was $102 million, compared to comprehensive income of $193 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments for the nine months ended September 30, 2022 resulted in a $97 million comprehensive loss, compared to a $13 million comprehensive loss in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian dollar.
•Net earnings decreased $5 million, primarily due to lower operating income and higher interest expense.

New orders in the third quarter and nine months ended September 30, 2022 increased $189 million and $328 million, respectively, from the comparable prior year periods, primarily due to the timing of naval defense orders and the incremental impact from our arresting systems acquisition in the Naval & Power segment, as well as an increase in new orders for ground defense and aerospace defense equipment in the Defense Electronics segment. New orders in both periods also benefited from an increase in new orders for commercial aerospace equipment in the Aerospace & Industrial segment.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Sales	$213,093	$196,296	9%	$612,777	$576,340	6%
Operating income	39,080	30,872	27%	96,397	81,874	18%
Operating margin	18.3%	15.7%	260 bps	15.7%	14.2%	150 bps
New orders	$216,997	$206,066	5%	$660,590	$628,006	5%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022 vs. 2021		2022 vs. 2021
	Sales	Operating Income	Sales	Operating Income
Organic	12%	28%	9%	19%
Acquisitions	—%	—%	—%	—%
Foreign currency	(3%)	(1%)	(3%)	(1%)
Total	9%	27%	6%	18%

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the third quarter increased $17 million, or 9%, to $213 million from the prior year period, primarily due to higher sales in the general industrial and commercial aerospace markets. Sales in the general industrial market increased $11 million primarily due to higher demand for industrial vehicle products. In the commercial aerospace market, sales increased $5 million due to higher demand for sensors products as well as surface treatment services on various narrowbody and widebody platforms.

Sales during the nine months ended September 30, 2022 increased $36 million, or 6%, to $613 million from the prior year period, primarily due to higher sales in the general industrial and commercial aerospace markets. Sales in the general industrial market increased $20 million primarily due to higher demand for industrial vehicle products. In the commercial aerospace market, sales increased $15 million primarily due to higher demand for actuation and sensors products as well as surface treatment services.

Operating income in the third quarter increased $8 million, or 27%, to $39 million from the prior year period, and operating margin increased 260 basis points to 18.3%. Operating income during the nine months ended September 30, 2022 increased $15 million, or 18%, to $96 million from the prior year period, and operating margin increased 150 basis points to 15.7%. Increases in operating income and operating margin for each of the respective periods were primarily due to favorable absorption on higher sales in the general industrial and commercial aerospace markets, as well as the benefits of our ongoing operational excellence initiatives.

New orders in the third quarter and nine months ended September 30, 2022 increased $11 million and $33 million, respectively, from the comparable prior year periods, as an increase in new orders for commercial aerospace equipment was partially offset by the timing of new orders for industrial vehicles.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Sales	$161,188	$181,504	(11%)	$453,806	$525,067	(14%)
Operating income	36,588	40,762	(10%)	84,338	106,656	(21%)
Operating margin	22.7%	22.5%	20 bps	18.6%	20.3%	(170 bps)
New orders	$249,223	$172,802	44%	$604,353	$532,575	13%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022 vs. 2021		2022 vs. 2021
	Sales	Operating Income	Sales	Operating Income
Organic	(10%)	(11%)	(13%)	(22%)
Acquisitions	—%	—%	—%	—%
Foreign currency	(1%)	1%	(1%)	1%
Total	(11%)	(10%)	(14%)	(21%)

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the third quarter decreased $20 million, or 11%, to $161 million from the prior year period. In the aerospace defense market, sales decreased $14 million primarily due to ongoing supply chain headwinds, which contributed to lower sales of

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

embedded computing and flight test equipment. In the ground defense market, we experienced lower sales of tactical communications equipment, primarily due to the aforementioned supply chain headwinds.

Sales during the nine months ended September 30, 2022 decreased $71 million, or 14%, to $454 million from the prior year period. In the aerospace defense market, sales decreased $30 million primarily due to ongoing supply chain headwinds as well as the delayed signing of the FY22 defense budget, which contributed to lower sales of embedded computing equipment on various programs. The ground defense market was also negatively impacted by ongoing supply chain headwinds, which resulted in lower sales of $27 million, primarily on embedded computing and tactical communications equipment on various programs. In the commercial aerospace market, sales decreased $12 million primarily due to lower sales of electronic systems and flight test equipment on various domestic and international platforms.

Operating income in the third quarter decreased $4 million, or 10%, to $37 million compared to the prior year period, and operating margin increased 20 basis points from the prior year period to 22.7%. Operating income was negatively impacted by unfavorable overhead absorption on lower sales, while operating margin benefited from our ongoing operational excellence initiatives.

Operating income during the nine months ended September 30, 2022 decreased $22 million, or 21%, to $84 million, and operating margin decreased 170 basis points from the prior year period to 18.6%, primarily due to unfavorable overhead absorption on lower sales.

New orders in the third quarter and nine months ended September 30, 2022 increased $76 million and $72 million, respectively, against the comparable prior year periods, primarily due to an increase in new orders for ground defense and aerospace defense equipment.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Sales	$256,261	$242,819	6%	$732,777	$737,766	(1%)
Operating income	41,576	35,483	17%	118,865	116,635	2%
Operating margin	16.2%	14.6%	160 bps	16.2%	15.8%	40 bps
New orders	$351,847	$250,178	41%	$963,552	$740,322	30%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022 vs. 2021		2022 vs. 2021
	Sales	Operating Income	Sales	Operating Income
Organic	—%	12%	(2%)	5%
Acquisitions	6%	(20%)	1%	(6%)
Loss on divestiture/impairment of assets held for sale	—%	24%	—%	3%
Foreign currency	—%	1%	—%	—%
Total	6%	17%	(1%)	2%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and to a lesser extent, the aerospace defense market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the third quarter increased $13 million, or 6%, to $256 million from the prior year period, primarily due to the impact of our arresting systems acquisition in the aerospace defense market, which contributed incremental sales of $14 million. In the power & process market, higher nuclear aftermarket sales were more than offset by the wind-down on the China Direct AP1000 program.

Sales during the nine months ended September 30, 2022 decreased $5 million, or 1%, to $733 million from the prior year period. Sales decreased $13 million in the naval defense market, as higher demand on the Columbia-class submarine and CVN-81 aircraft carrier programs was more than offset by lower sales on the CVN-80 aircraft carrier and Virginia-class submarine programs. In the power & process market, higher nuclear aftermarket sales were more than offset by the wind-down on the China Direct AP1000 program. These decreases were partially offset by the impact of our arresting systems acquisition in the aerospace defense market, which contributed incremental sales of $14 million.

Operating income in the third quarter increased $6 million, or 17%, to $42 million, and operating margin increased 160 basis points from the prior year period to 16.2%, primarily due to a prior year impairment loss on assets held for sale related to our industrial valves business in Germany, favorable absorption on higher organic sales, as well as the benefits of our ongoing operational excellence initiatives. These increases were partially offset by unfavorable mix in the power & process market, as well as first year purchase accounting costs from our arresting systems acquisition.

Operating income during the nine months ended September 30, 2022 increased $2 million, or 2%, to $119 million, and operating margin increased 40 basis points from the prior year period to 16.2%, primarily due to favorable absorption on higher organic sales, as well as lower current period losses associated with our industrial valves business in Germany, which was sold in the current period. These increases were partially offset by first year purchase accounting costs from our arresting systems acquisition.

New orders in the third quarter and nine months ended September 30, 2022 increased $102 million and $223 million, respectively, from the comparable prior year periods, primarily due to the timing of naval defense orders, the incremental impact from our arresting systems acquisition, as well as an increase in new orders for nuclear aftermarket and process products.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Total Net Sales by End Market and Customer Type	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2022	2021	% change	2022	2021	% change
Aerospace & Defense markets:
Aerospace Defense	$114,431	$116,853	(2%)	$306,980	$327,847	(6%)
Ground Defense	54,890	55,124	—%	138,391	159,090	(13%)
Naval Defense	174,844	175,800	(1%)	510,597	531,429	(4%)
Commercial Aerospace	70,257	67,461	4%	199,341	196,285	2%
Total Aerospace & Defense	$414,422	$415,238	—%	$1,155,309	$1,214,651	(5%)

Commercial markets:
Power & Process	$110,559	$112,736	(2%)	$340,702	$343,573	(1%)
General Industrial	105,561	92,645	14%	303,349	280,949	8%
Total Commercial	$216,120	$205,381	5%	$644,051	$624,522	3%

Total Curtiss-Wright	$630,542	$620,619	2%	$1,799,360	$1,839,173	(2%)

Aerospace & Defense markets
Sales in the third quarter decreased $1 million, or less than 1%, to $414 million against the comparable prior year period. In the aerospace defense market, the incremental impact from our arresting systems acquisition was more than offset by lower sales of embedded computing and flight test equipment, primarily due to ongoing supply chain headwinds. Sales in the commercial aerospace market benefited from higher demand for sensors products as well as surface treatment services on various narrowbody and widebody platforms. Sales in the ground defense and naval defense markets were essentially flat.

Sales during the nine months ended September 30, 2022 decreased $59 million, or 5%, to $1,155 million, primarily due to lower sales in the aerospace defense, ground defense, and naval defense markets. Sales in the aerospace defense and ground defense markets decreased primarily due to ongoing supply chain headwinds and the delayed signing of the FY22 defense budget. Sales decreases in the naval defense market were primarily due to lower sales on the CVN-80 aircraft carrier and Virginia-class submarine programs, partially offset by higher demand on the Columbia-class submarine and CVN-81 aircraft carrier programs.

Commercial markets
Sales in the third quarter increased $11 million, or 5%, to $216 million primarily due to higher demand for our industrial vehicle products in the general industrial market.

Sales during the nine months ended September 30, 2022 increased $20 million, or 3%, to $644 million primarily due to higher demand for our industrial vehicle products in the general industrial market. In the power & process market, higher nuclear aftermarket sales were offset by the wind-down on the China Direct AP1000 program.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Use of Cash

We derive the majority of our operating cash inflow from receipts on the sale of goods and services and cash outflow for the procurement of materials and labor; cash flow is therefore subject to market fluctuations and conditions. Most of our long-term contracts allow for several billing points (progress or milestone) that provide us with cash receipts as costs are incurred throughout the project rather than upon contract completion, thereby reducing working capital requirements. In some cases, these payments can exceed the costs incurred on a project. Management continually evaluates cash utilization alternatives, including share repurchases, acquisitions, increased dividends, capital expenditures, and paying down debt, to determine the most beneficial use of available capital resources. We believe that our cash and cash equivalents, cash flow from operations,

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

available borrowings under the credit facility, and ability to raise additional capital through the credit markets, are sufficient to meet both the short-term and long-term capital needs of the organization.

Condensed Consolidated Statements of Cash Flows	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Cash provided by (used for):
Operating activities	$2,387	$155,761
Investing activities	(281,956)	(29,809)
Financing activities	244,788	(84,406)
Effect of exchange-rate changes on cash	(22,671)	(5,378)
Net increase (decrease) in cash and cash equivalents	(57,452)	36,168

Net cash provided by operating activities decreased $153 million from the prior year period, primarily due to lower defense revenues, higher inventory purchases, lower advanced cash receipts, and a legal settlement payment made to WEC during the current period.

Net cash used for investing activities increased $252 million from the prior year period, primarily due to our arresting systems acquisition for $247 million.

Net cash provided by financing activities increased $329 million from the prior year period, primarily due to higher current period net borrowings under our Credit Agreement. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.6% and 3.3% for the three and nine months ended September 30, 2022, respectively and 3.6% for both the three and nine months ended September 30, 2021, respectively. The Corporation’s average debt outstanding was $1.4 billion and $1.2 billion for the three and nine months ended September 30, 2022, and $1.1 billion for both the three and nine months ended September 30, 2021, respectively.

On October 27, 2022, the Corporation announced that it formally closed its private placement debt offering of $300 million for senior notes, consisting of $200 million 4.49% notes due 2032 and $100 million 4.64% notes due 2034.

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

As of September 30, 2022, the Corporation had $388 million of outstanding borrowings under the Credit Agreement, and $15 million in letters of credit supported by the Credit Agreement. The unused credit available under the Credit Agreement as of September 30, 2022 was $347 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2022, the Corporation used $44 million of cash to repurchase approximately 0.3 million outstanding shares under its share repurchase program. During the nine months ended September 30, 2021, the Corporation used $79 million of cash to repurchase approximately 0.6 million outstanding shares under its share repurchase program.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Cash Utilization

Management continually evaluates cash utilization alternatives, including share repurchases, acquisitions, increased dividends, capital expenditures, and repaying debt to determine the most beneficial use of available capital resources. We believe that our cash and cash equivalents, cash flow from operations, available borrowings under the credit facility, and ability to raise additional capital through the credit markets are sufficient to meet both the short-term and long-term capital needs of the organization.

Dividends

The Corporation made dividend payments of $14 million during both the nine months ended September 30, 2022 and September 30, 2021, respectively. Additionally, beginning in the second quarter, the Corporation increased its quarterly dividend 6% to $0.19 per share.

In the third quarter, the Corporation declared dividends of $7 million, which was paid to shareholders of record in October 2022.

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

As of September 30, 2022, we had the ability to borrow additional debt of $1.4 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2022.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2021 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2022 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2022. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2021 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2022.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	29,944	$133.48	254,126	$221,365,223
August 1 - August 31	31,321	$146.74	285,447	$216,769,319
September 1 - September 30	29,042	$144.49	314,489	$212,573,057
For the quarter ended September 30, 2022	90,307	$141.62	314,489	$212,573,057

In December 2021, the Corporation adopted two written trading plans in connection with its previously authorized share repurchase program, which allowed for the purchase of its outstanding common stock up to $550 million, of which $213 million remains available for repurchase as of September 30, 2022. The first trading plan includes share repurchases of $50 million, to be executed equally throughout the 2022 calendar year. The second trading plan, which included opportunistic share repurchases up to $100 million to be executed through a 10b5-1 plan, was completed as of December 31, 2021.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2022. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2022 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2021 Annual Report on Form 10-K.

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
Dated: November 3, 2022