Form 10-K
period 2022-12-31
CURTISS WRIGHT CORP
filed 2023-02-22
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2022 was approximately $4.5 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2023:

Class	Number of shares

Common stock, par value $1 per share	38,274,724

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2023 Annual Meeting of Stockholders to be held on May 4, 2023 are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS
Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance and potential impacts from COVID-19, including the impacts to supply and demand, the impact of significant inflation, higher interest rates or deflation, and measures taken by governments and private industry in response, (d) statements of future economic performance and potential impacts due to the conflict between Russia and Ukraine, (e) the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance, and (f) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. In addition, other risks, uncertainties, assumptions, and factors that could affect our results and prospects are described in this report, including under the heading “Item 1A. Risk Factors” and elsewhere, and may further be described in our prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by us. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, including, without limitation, the Notes to Consolidated Financial Statements.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation along with its subsidiaries (we, the Corporation, or the Company) is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense (A&D) markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We expect that the diversification and breadth of our portfolio should improve our competitive positions in our core markets, mitigate the impact of business cycles or economic volatility, and allow us to drive growth in new products and markets. We believe we are well positioned in the markets in which we operate as we seek to leverage and build upon our critical mass to expand our global engineering, sales, support and manufacturing footprint. We also have inherent synergies with significant potential to build upon crossover applications for our defense and commercial technologies that leverage our teams’ collaborative efforts and the strength of our combined portfolio.

Curtiss-Wright maintains a unique presence on high-performance platforms and critical applications that require our technical sophistication and benefit from decades of engineering expertise and knowledge transfer. Curtiss-Wright has been involved in a number of “firsts” in industry, and since the origin of many of our markets, including commercial aerospace (our history dates back to the Wright Brothers and their historical first manned flight), naval nuclear power (presence on the first nuclear naval vessel) and commercial power (where we were in the first commercial nuclear power plant). We have built upon those long-standing and deep customer relationships and are deeply embedded in our customers workflows today. We hold competitive positions in the majority of our key defense and commercial end markets through engineering and technological leadership, and precision manufacturing. As a result, Curtiss-Wright is well positioned to take advantage of industry growth dynamics and secular trends that align with our strengths in attractive end markets.

Our portfolio of highly competitive technologies is relied upon to improve safety, operating efficiency, and reliability, while meeting performance requirements in the most demanding environments. Our ability to provide mission critical, niche products and services on a cost-effective basis is fundamental to our strategy to drive increased value to our customers, which include defense prime contractors, commercial aerospace original equipment manufacturers (OEMs), and numerous energy and manufacturing companies. We compete globally, primarily based on technology and pricing.

Our Strategy

Curtiss-Wright's Pivot to Growth strategy focuses on maximizing revenue, operating income and free cash flow growth for our shareholders. It is built upon a strong foundation of operational and financial excellence where we strive for consistent growth in sales, operating margin, diluted earnings per share and free cash flow. Curtiss-Wright is differentiated because we have strength in the combined portfolio benefiting from long-term stability in our defense businesses and agility in our commercial businesses.

Our strategy is centered on a renewed drive for top-line acceleration through both organic and inorganic sales growth, building on the strengths across our A&D and commercial markets, while deepening and expanding our customer relationships by driving One Curtiss-Wright to our customers. We have continued opportunities within our Operational Growth Platform for margin expansion which allows us to maintain steady investments in research and development (R&D) to fuel both innovation and organic growth. We also utilize a strong and healthy balance sheet to implement a disciplined capital allocation strategy consisting of acquisitions as well as returns to shareholders through share repurchases and dividends, which will collectively drive long-term shareholder value.

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

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and commercial aerospace markets and, to a lesser extent, the defense markets. The businesses in this segment provide a diversified offering of highly engineered products and services including: (i.) industrial and specialty vehicle products, such as electronic throttle control devices, joysticks, and transmission shifters, (ii.) sensors, controls, and electro-mechanical actuation components used on commercial and military aircraft, and (iii.) surface technology services, such as shot peening, laser peening, and engineered coatings utilized in both commercial and defense end market applications. In the general industrial market, we have long-standing customer relationships and maintain a broad portfolio of products and services promoting efficiency, safety, reduced emission and longevity. Certain industrial businesses within our Aerospace & Industrial segment are impacted primarily by general economic conditions, which may include consumer consumption or commercial construction rates, as the nature of their products and services primarily support global industrial, commercial vehicles, medical, and transportation industries. The commercial aerospace business is primarily impacted by OEM production rates of new aircraft as well as emerging platforms such as all-electric aircraft, while the defense business is primarily impacted by government funding and spending on new programs, primarily driven by the U.S. Government. The production and service processes rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market. The defense businesses in this segment provide a diversified offering of products including: commercial off-the-shelf (COTS) embedded computing board-level modules, data acquisition and flight test instrumentation equipment, integrated subsystems, instrumentation and control systems, tactical communications solutions for battlefield network management, and electronic stabilization products. The defense businesses within our Defense Electronics segment are impacted primarily by government funding and spending, driven primarily by the U.S. Government, and supplemented by foreign defense spending (e.g. NATO countries). As a supplier of Modular Open Systems Approach (MOSA) based solutions, our products typically support government entities in the aerospace defense, ground defense, and naval defense industries. As a result, we have varying degrees of platform-level content on fighter jets, helicopters, unmanned aerial vehicles (UAVs), ground vehicles, and nuclear and non-nuclear surface ships and submarines, including a presence on more than 325 platforms and more than 3,000 programs over the past 10 years. Additionally, we provide avionics and electronics, flight test equipment, and aircraft data management solutions to the commercial aerospace market. Our defense businesses supporting government contractors typically utilize more advanced and ruggedized production and service processes compared to our commercial businesses and have more stringent specifications and performance requirements based on their support of key Department of Defense (DoD) priorities such as cyber, security and the net-centric connected battlefield. The businesses in this segment typically market and distribute products through regulated government contracting channels.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets and, to a lesser extent, the aerospace defense market. For the naval defense market, we provide naval propulsion and auxiliary equipment, including main coolant pumps, power-dense compact motors, generators, steam turbines, valves, and secondary propulsion systems, primarily to the U.S. Navy. We also provide ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets through three service centers. The naval defense businesses in this segment are primarily impacted by government funding and spending on shipbuilding programs, primarily driven by the U.S. Government, and supplemented by foreign defense spending. For the aerospace defense market, we provide aircraft arresting systems equipment including energy absorbers, retractable hook cable systems, net-stanchion systems and mobile systems to support fixed land-based arresting systems. For the power & process markets, we provide a diversified offering of products for commercial nuclear power plants and nuclear equipment manufacturers, including hardware, valves, fastening systems, specialized containment doors, airlock hatches, and spent fuel management products supporting the continued performance, safety and modernization of operating reactors. We also provide Reactor Coolant Pumps (RCPs) and control rod drive mechanisms for commercial nuclear power plants, most notably to support the Generation III+ Westinghouse AP1000 reactor design, as well as various nuclear reactor technologies supporting the deployment of Generation IV advanced Small Modular Reactors (SMRs). In addition, we furnish specialized and innovative severe-service valve technologies and services, heat exchanger repair, and piping test and isolation products to the oil and gas, chemical, petrochemical and industrial markets worldwide. The businesses in this segment are dependent upon the need for ongoing maintenance, repair and overhaul of existing power plants, as well as the construction of new power plants globally, and typically market and distribute products through regulated or government contracting channels.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 18 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2022, 2021, and 2020, our foreign operations as a percentage of pre-tax earnings were 39%, 27%, and 28%, respectively, adjusted for the loss on sale of our industrial valves business in Germany in 2022, along with impairments on assets held for sale related to the German industrial valves business in 2021 and 2020.

Government Sales

Our sales to the U.S. Government and foreign government end use represented 54%, 55%, and 53% of total net sales during 2022, 2021, and 2020, respectively.

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

Generally, long-term contracts with the U.S. Government require us to invest in and carry significant levels of inventory. However, where allowed, we utilize progress payments and other interim billing practices, to reduce working capital requirements. It is our policy to seek customary progress payments on certain contracts. Where we obtain such payments under U.S. Government prime contracts or subcontracts, the U.S. Government generally has control of the materials and work in process allocable or chargeable to the respective contracts. (See Notes 1, 5, and 6 to the Consolidated Financial Statements, contained in Part II, Item 8, of this Annual Report on Form 10-K).

Customers

We have hundreds of customers in the various industries that we serve. No customer accounted for more than 10% of our total net sales during 2022, 2021, or 2020.

Approximately 47% of our total net sales for 2022, 50% for 2021, and 47% for 2020 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including both direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Aerospace & Industrial	$151,528	$155,276	$156,981
Defense Electronics	548,878	600,085	470,949
Naval & Power	509,002	499,486	491,388
Total U.S. Government sales	$1,209,408	$1,254,847	$1,119,318

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

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
Lynn M. Bamford	Chair and Chief Executive Officer	Chair of the Board of Directors since May 5, 2022 and Chief Executive Officer of the Corporation since January 1, 2021. She also formerly held the title of President of the Corporation from January 1, 2021 to May 5, 2022. Prior to this, she served as President of the former Defense and Power segments of the Corporation from January 2020. She also served as Senior Vice President and General Manager of the Company’s Defense Solutions and Nuclear divisions from 2018, and Senior Vice President and General Manager of the Defense Solutions division from 2013. She has held various leadership positions in the Corporation since 2004. She has been a Director of the Corporation since January 1, 2021.	59	2021
Kevin M. Rayment	Vice President and Chief Operating Officer	Vice President and Chief Operating Officer of the Corporation since April 1, 2021. Prior to this, he served as President of the Aerospace & Industrial segment (f/k/a Commercial/Industrial) of the Corporation from January 2020. He has held various leadership positions in the Corporation since 2004.	53	2021
K. Christopher Farkas	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer of the Corporation since May 2020. Prior to this, he served as Vice President of Finance from December 2017 and served as Vice President and Corporate Controller of the Corporation from September 2014. He also served as Assistant Corporate Controller of the Corporation from May 2009.	54	2014
Paul J. Ferdenzi	Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary of the Corporation since March 2014. Prior to this, he served as Vice President of Human Resources of the Corporation from November 2011 and also served as Associate General Counsel and Assistant Secretary of the Corporation from June 1999 and May 2001, respectively.	55	2011
Robert F. Freda	Vice President and Treasurer	Vice President and Treasurer of the Corporation since January 2021. Prior to this, he served as Assistant Corporate Controller of the Corporation from June 2017 and also served as Director of Finance from September 2006.	55	2021
Gary A. Ogilby	Vice President and Corporate Controller	Vice President and Corporate Controller of the Corporation since May 2020. Prior to this, he served as Vice President of Finance and Administration of the Company’s Surface Technologies division from November 2016. He also served as Assistant Corporate Controller of the Corporation from 2014.	41	2020
John C. Watts	Vice President of Strategy and Corporate Development	Vice President of Strategy and Corporate Development of the Corporation since May 2022. Prior to this, he served as Vice President of Strategy and Communications of the Corporation from April 2015, and as Director and Vice President of Business Development from 2006.	53	2022

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

Human Capital

At the end of 2022, we had approximately 8,100 employees in more than 20 countries, 7% of which are represented by labor unions and covered by collective bargaining agreements.

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
•Employee Stock Purchase Plan;
•Employer-sponsored health insurance;
•Tuition reimbursement program;
•Training and professional development; and
•Annual and local incentive compensation plans

In addition to the above, we also offer equity-based incentive compensation plans to certain employees through the issuance of performance share units, restricted stock units, and cash-based performance units. Our equity compensation plans ultimately act as a key lever for rewarding and retaining key employees, while also aligning the interests of our key employees and shareholders. See Note 16 to the Consolidated Financial Statements for more information regarding our equity-based compensation plans.

Talent Management

Curtiss-Wright’s talent strategy is designed to maximize the full potential of our people and our business. We are focused on providing an end-to-end experience from pre-hire to retirement. This includes creating inclusive, employee-centric experiences, cultivating leadership, offering multiple development pathways and expanding the talent pipeline into and through the company.

We hold regular succession and career development reviews to ensure line of sight to talent at various levels of the organization. Succession plans are refreshed and reviewed to ensure a robust, diverse pipeline of talent and business continuity with a tight linkage to development.

We focus on accelerating learning and development of our leaders by providing a combination of experiences and education. Our New Business Leaders Program offers developmental paths for new and experienced managers seeking to refresh or build their leadership capabilities. Nearly hundreds of leaders have honed their skills leveraging various learning modalities, including virtual and in-person instructor-led, web-based training and micro-courses to support our managers. Our employee development programs are designed to strengthen employee skills that align to our current and future business needs, encourage knowledge sharing and support career progression and growth. We utilize our Leaning Management System to provide our employees online career-specific tools and resources and we also support development opportunities through educational institutions with our Tuition Assistance Program. Our early-in-career rotation program for new business leaders develops talent pipelines with both depth of skills and breadth of experiences that are critical to the company’s future talent needs. Our Technical Fellows program and our Innovative Council program is uniquely designed to cultivate technical, domain expertise and collaborative thought leadership for early through advanced career levels.

As our company continues to grow, we rely on an integrated talent acquisition approach. The company strategically attracts, identifies, and onboards candidates in support of business needs and priorities. In order to accomplish our goals, we seek talent with unique perspectives, skills and experiences; maintain strategic relationships with colleges; offer a robust employee referral program; and partner with numerous diversity organizations, military organizations and trusted external partners, with a commitment to growing and supporting a diverse talent pipeline. Amidst the evolving and, at times, challenging hiring environment, we apply agile recruiting methods as we work to adapt to the changing labor marketplace and to ensure employees and candidates have an exceptional experience.

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

Health and Safety

The health and safety of our employees is a top priority for Curtiss-Wright. We take steps to ensure that we comply with applicable legal, regulatory, and other requirements in all material respects related to preventing pollution, injury, and ill health, and employ industry-leading, technologically sound, and economically feasible control mechanisms, procedures, and processes. In addition, we provide training, education, safety monitoring and auditing, and health-awareness programs in our offices and factories. We track total recordable rate (TRR) and days away, restriction and transfer rate (DART) for all sites worldwide. Senior executives provide monthly reporting to the Chief Executive Officer (CEO) and Chief Operating Officer (COO) on their safety statistics, and are accountable and compensated based on their safety record. For the year ended December 31, 2022, our TRR and DART rates were 1.69 and 1.04, respectively. For the year ended December 31, 2021, our TRR and DART rates were 1.49 and 0.99, respectively.

Ethics and Integrity

Curtiss-Wright is deeply committed to ensuring that all of its employees conduct business with the highest levels of ethics and integrity and to complying with all laws and regulations applicable to Curtiss-Wright’s businesses. To support and articulate our commitment and responsibility in this regard, Curtiss-Wright has adopted a Code of Conduct (the “Code”). The Code addresses several topics, including conflicts of interest, safeguarding assets, financial reporting, the protection of confidential information, insider trading, and general adherence to laws and regulations. All employees, including executive officers, must comply with the Code. The Code is available within the Corporate Governance section of the Company’s website at https://curtisswright.com/investor-relations/governance/governance-documents/default.aspx. In order to enhance understanding of and compliance with the Code, all employees are required to complete a training program annually which details ethical business practices, an inclusive workforce, and respectful treatment of our employees. In addition, the Corporation maintains an ethics-related global hotline through which employees can report any issues of concern. The hotline also facilitates the anonymous or direct communication of ethical, financial, discrimination, and health and safety concerns to the Office of General Counsel and serves as the vehicle through which employees and third parties may send communications to the Audit Committee of the Board of Directors confidentially and anonymously regarding any accounting, internal controls, or auditing concerns.

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

The pandemic has adversely affected, and is expected to continue to adversely affect, certain elements of our business, including our supply chain, transportation networks, and production levels. As of December 31, 2022, all of our manufacturing operations are operational. However, due to the numerous uncertainties that have arisen from the pandemic, including the likelihood of resurgences and the emergence and spread of variants, we are unable to predict if there will be additional government-imposed restrictions on our ability to operate in future periods. Additionally, our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work may be significantly impacted by the individuals contracting or being exposed to COVID-19 and its variants. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures are not always successful, and we may be required to temporarily close facilities or take other measures. Potential future directives curtailing in-person operations due to illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic could change at any time. This could have an adverse effect on the productivity and profitability of such manufacturing facilities, which could in turn adversely impact our business and operations.

The COVID-19 pandemic has disrupted the global supply chain to a certain extent and availability of raw materials, particularly electronic parts. The disruption in the supply chain has resulted in increased freight costs, raw material costs, and labor costs from the ongoing inflationary environment. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the sometimes lengthy and expensive regulatory authority and OEM certification processes could prevent efficient replacement of a supplier, raw material, or component part.

We continue to monitor the situation, assessing possible implications on our operations, supply chain, liquidity, cash flow and customer orders, and will continue taking actions to mitigate adverse consequences. Recognizing the unprecedented nature, scale and uncertainty associated with this global health crisis, the duration and extent of the ongoing impacts cannot be reasonably estimated at this time.

RISKS RELATED TO OUR OPERATIONS

Intrusion on our systems could damage our business.

We store sensitive data, including intellectual property, proprietary business information, and confidential employee information on our servers and databases. The COVID-19 pandemic has caused us to modify our business practices, including empowering many of our office-based associates to work productively from home on a hybrid basis. As a result, we are increasingly dependent upon our information systems to operate our business. Our ability to effectively manage our business depends on the security, reliability, and adequacy of our information systems. In addition, various privacy and cybersecurity laws and regulations, both in the U.S. and globally, require us to manage and protect sensitive and confidential information, including personal data of our employees, from disclosure. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location. Additionally, we have incurred, and expect to continue to occur, additional costs to comply with increased cybersecurity protections for our customers, including the U.S. government. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms, and similar disruptions from unauthorized tampering with our computer systems. The occurrence of some of these risks may be increased due to the increase in remote working by our employees due to the COVID-19 pandemic. We continue to review and enhance our computer systems as well as provide training to our employees in an attempt to prevent unauthorized and unlawful intrusions. However, it is possible that we may not be able to prevent all intrusions. Such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of sensitive information or cause disruptions in our services. While we carry cyber insurance, we still may be required to expend significant capital and resources to protect against, remediate, or alleviate problems caused by such intrusions. Any such intrusion could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Potential product liability risks exist from the products that we sell.

We may be exposed to liabilities for personal injury, death, or property damage due to the failure of a product that we have sold. We typically agree to indemnify our customers against certain liabilities resulting from the products we sell, and any third-party indemnification we seek from our suppliers and our liability insurance may not fully cover our indemnification obligations to customers. We may also not be able to maintain insurance coverage in the future at an acceptable cost. Any liability for which third-party indemnification is not available and not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.

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

The majority of our contracts contain provisions which expose us to potential liability for warranty claims made by customers or third parties with respect to products that have been designed, manufactured, or serviced by us or our suppliers. While we maintain insurance coverage with respect to certain liability claims, that insurance coverage may not be adequate to cover all claims that may arise, or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Material product warranty obligations not covered by insurance or that exceed our established reserves could have a material adverse effect on our business, financial condition, and results of operations.

Our earnings and margins depend in part on subcontractor performance, as well as raw material and component availability and pricing.

Our businesses depend on suppliers and subcontractors for raw materials and components. At times subcontractors perform services that we provide to our customers. Our supply chain has been and may continue to be impacted by the COVID-19 pandemic as well as other geo-political events, such as China’s relationship with the United States and Taiwan. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors and other electronic items, creating substantial uncertainty regarding the timing of our suppliers’ production of key components for our products, which is adversely impacting the timing of sales in our Defense Electronics segment. We expect that these delays and shortages will continue in 2023, and that such shortages could result in delays in shipments to our customers during the period of such shortages. We depend on subcontractors and suppliers to meet their contractual obligations in full compliance with customer requirements. Nonperformance or underperformance by subcontractors and suppliers could materially impact our ability to perform obligations to our customers, which could result in a customer terminating our contract for default, expose us to liability, and substantially impair our ability to compete for future contracts and orders. Generally, raw materials and purchased components are available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole-source supplier should cease or otherwise be unable to deliver such components, our operating results could be adversely impacted. In addition, supply chain constraints and improving economic conditions have resulted in sustained increases in the prices we pay for many of the components and raw materials used in our products. Furthermore, we are experiencing higher labor costs due to increased competition for personnel in many regions in which we operate as well as general inflationary conditions, including higher shipping costs, labor shortages, and rising energy prices. We expect inflationary pressures to persist in 2023. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. While we have attempted to mitigate the effects of increased costs through price increases, there are no assurances that higher prices can effectively be passed through to our customers, or that we will be able to fully offset the effects of higher raw materials costs through price increases on a timely basis.

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
•We may experience increased capital requirements;
•There could be insufficient internal controls over financial activities or financial reporting at an acquired company that could impact us on a consolidated basis; and
•We may encounter difficulties in entering new markets in which we may have little or no experience.

While we conduct financial and other due diligence in connection with our acquisitions and generally seek some form of protection, such as indemnification from the seller, insurance coverage, and sometimes placing a portion of the purchase price in escrow or a cash holdback to cover potential liabilities, such acquired companies may have weaknesses or liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, indemnities, insurance or escrow/holdback arrangements may not fully cover such matters.

Failure to successfully implement our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition, and results of operations.

Our future success will depend, in part, on our ability to develop new technologies.

Virtually all products produced and sold by us are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which we operate are characterized by rapidly changing technologies. In addition, product and program needs of our government and commercial customers change and evolve regularly. Accordingly, to remain competitive in the future, we will need to continue to invest financial resources, including through internal research and development, acquisitions, or other teaming arrangements, to: (a) identify emerging technological trends in our current and target markets; (b) develop and manufacture competitive products, systems, and services; (c) enhance our offerings by adding technological innovations that differentiate our products, systems, and services from those of our competitors; and (d) develop, manufacture, and bring those products, systems, and service to market quickly at cost-effective prices. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may, in the future, experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate.

We operate in highly competitive markets.

Many of our products and services are sold in highly competitive markets, and are affected by varying degrees of competition, including competition for hiring and retaining skilled labor. We compete against companies that often have higher sales volumes and greater financial, technological, research and development, human, and marketing resources than we have. These companies may also price their products and services below our selling prices, which could exert downward pressure on our product pricing and margins. As a result, they may be better able to withstand the effects of periodic economic downturns, including withstanding the current global pandemic. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. If consolidation of our competition continues to occur, we would expect the competitive pressures we face to increase. Our management believes that the principal points of competition in our markets are technology, price, product quality, product performance, sufficient supply of necessary components, technical expertise, timeliness of delivery, superior customer service and support, and continued certification under customer quality requirements and assurance programs. If we are unable to compete successfully with existing or new competitors in these areas, we may experience a material adverse effect on our business, financial condition, and results of operations.

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

In 2022, approximately 47% of our total net sales were derived from or related to U.S. defense programs. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), which imposed spending caps and certain reductions in defense spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. Through a series of bipartisan agreements, Congress has been able to temporarily lift discretionary spending limits every year through 2019. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA) was signed into law, which raised the BCA budget caps for both defense and non-defense discretionary spending in 2020 and 2021 and extended the mandatory BCA spending reductions through 2029. Absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending from fiscal 2022 through fiscal 2029. As a result of this uncertainty, a decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. In the event that one or more of our programs are reduced, delayed, or terminated for which we provide products and services, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations.

The BBA also temporarily suspended the public debt limit through July 31, 2021. However, on December 16, 2021, President Biden signed legislation into law increasing the debt ceiling by $2.5 trillion, which is expected to allow the U.S. government to cover its debt obligations until at least July of 2023 unless Congress takes legislative action to further extend or increase it. Failure by Congress to further suspend or increase the debt ceiling could delay or result in the loss of contracts for the procurement of our products and services, and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments.

A downturn in the aircraft market could adversely affect our business.

Our sales to large commercial aircraft manufacturers are cyclical in nature, and can be adversely affected by a number of factors, including current and future passenger traffic levels, increasing fuel and labor costs, environmental concerns (inclusive of climate change), intense price competition, the retirement of older aircraft, regulatory changes, outbreak of infectious disease such as the COVID-19 pandemic, terrorist attacks, geopolitical events, conflicts and wars (including the Russia-Ukraine conflict), general economic conditions (including cost inflation), worldwide airline profits, and backlog levels, all of which can be unpredictable and are outside our control. For example, the COVID-19 pandemic drastically reduced air traffic as travel restrictions and social distancing measures were implemented to help control the spread of the virus. The reduced air traffic applied financial pressures on airlines, who, in order to preserve cash and liquidity, dramatically reduced flight hours and delayed the purchases of new aircraft. While U.S. domestic air travel continues to recover, international travel utilizing wide-body aircraft will take longer to fully recover. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not reach pre-pandemic levels. As such, we believe the commercial market may shift away from wide-body aircraft. Any decrease in demand resulting from a downturn in the aerospace market could adversely affect our business, financial condition, and results of operations.

Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have contractually committed to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). We are a subcontractor to prime contractors for the vast majority of our government business; as such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2022 was $2.6 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The timing of backlog may be impacted by project delays. The U.S. Government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. We believe that these risks are heightened due to the global economic impact of the COVID-19 pandemic. Our failure to replace cancelled or reduced backlog could negatively impact our results of operations.

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

As a U.S. Government contractor, we are subject to numerous procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, or debarment from bidding on contracts. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, or filing false claims. We have been, and expect to continue to be, subjected to audits, reviews, and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at its convenience as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on work actually completed on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would normally include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration (FAA) and the European Aviation Safety Agency, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include documentation with our products sold to aircraft manufacturing customers certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we as well as the products that we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of such product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

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

Our business and facilities are subject to numerous federal, state, local, and foreign laws and regulations relating to the use, manufacture, storage, handling, and disposal of hazardous materials and other waste products. We may also be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas emissions and climate change regulations and initiatives increase. Environmental laws generally impose liability for investigation, remediation, and removal of hazardous materials and other waste products on property owners and those who dispose of materials at waste sites, whether or not the waste was disposed of legally at the time in question. We are currently addressing environmental remediation at certain current and former facilities, and we have been named as a potentially responsible party along with other organizations in a number of environmental clean-up sites and may be named in connection with future sites. We are required to contribute to the costs of the investigation and remediation and to establish reserves in our financial statements for future costs deemed probable and estimable. Although we have estimated and reserved for future environmental remediation costs, the final resolution of these liabilities may significantly vary from our estimates and could potentially have an adverse effect on our results of operations and financial position. We are also subject to worker health and safety requirements as well as various state and local public health laws, rules, regulations and orders related to COVID-19, including mask and social distancing requirements. While we are in compliance with government health and safety regulations related to COVID-19, the cost of complying, or failing to comply, with these regulations could have an adverse effect on our operating results.

We may be subject to periodic litigation and regulatory proceedings, which may adversely affect our business and financial performance.

From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, or breach of contract. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves and distract our management from the operation of our business. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows.

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

Regulators, stockholders, and other interested constituencies have focused increasingly on corporate responsibility, specifically related to the environmental, social, and governance (ESG), practices of companies, including climate change. Some investors have used, and may continue to use, ESG criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies relating to ESG matters are inadequate. Our customers may also require us to implement environmental, social, or governance responsibility procedures or standards before they continue to do business with us. Additionally, we may face reputational challenges if our environmental, social, or governance responsibility procedures or standards do not meet the standards set by certain constituencies. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

RISKS RELATED TO FINANCIAL MATTERS

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

During 2022, approximately 27% of our total net sales were to customers outside of the United States. Additionally, we also have operating facilities located in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: (a) political and economic instability and potential for social unrest; (b) the uncertainty of the ability of non-U.S. customers to finance purchases; (c) restrictions on the repatriation of funds; (d) restrictive trade policies; (e) tariff regulations; (f) difficulties in obtaining export and import licenses; (g) government financed competition; (h) changes in the local labor-relations climate; (i) economic conditions in local markets, including changes in inflation; (j) health concerns (including the COVID-19 pandemic); (k) complying with foreign regulatory and tax requirements that are subject to change; and (l) limitations on our ability to enforce legal rights and remedies. For example, in response to Russia’s invasion of Ukraine, the United States, along with the European Union, has imposed restrictive sanctions on Russia, Russian entities, and Russian citizens. We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Further, implementation of new tariff schemes by various governments, such as those implemented by the United States and China in recent years, could potentially increase the costs of our materials, increase our cost of production, and ultimately increase the landed cost of our products sold from one country into another country. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations.

There has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the British Pound, Euro, and Canadian dollar. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our cash flows and financial condition.

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In both 2021 and 2022, the Biden administration announced, and in certain cases has enacted, several tax proposals to fund new government investments in infrastructure, healthcare, and education, among others. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. Certain provisions of the IRA will become effective beginning in fiscal 2023. We have evaluated the impact of the IRA on our business, and deem it to be immaterial. In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, included certain changes in tax law intended to stimulate the U.S. economy due to the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations, and payroll tax matters. The CARES Act is subject to interpretation and implementation guidance by both federal and state tax authorities, as well as amendments and technical corrections. Any or all of these could impact our business unfavorably. Additionally, tax rates in various jurisdictions in which we operate or sell into may increase as a means of funding the significant cost of governmental stimulus measures enacted to assist and protect individuals and businesses impacted by the COVID-19 pandemic. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws or changes in tax rates may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Long-term contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions must be made regarding the length of time to complete the contract, as costs also include expected increases in wages and prices for materials. Similarly, assumptions must be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, price escalations, liquidated damages, or penalties related to performance on contracts are considered in estimating revenue and profit rates using either the expected value method or most likely amount method. It is possible that materially different amounts could be obtained, because of the significance of the judgments and estimation processes described above, if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance. See “Critical Accounting Estimates and Policies” in Part II, Item 7 of this Form 10-K.

Our future financial results could be adversely impacted by asset impairment charges.

As of December 31, 2022, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $2.2 billion, which represented approximately 49% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. For example, if the financial performance of such business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our financial condition and results of operations.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2022, we had $1.3 billion of debt outstanding. Our level of debt could have significant consequences for our business. For example, our indebtedness could require us to use a substantial portion of our cash flows from operations to pay the principal and interest on our debt, thereby reducing funds available for working capital, acquisitions, dividends, capital expenditures, and other investments in our business, including investments in technology and research and development; make us vulnerable to economic downturns and increases in interest rates; limit us from obtaining additional debt; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; and place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resource than we do.

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

On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. On November 4, 2021, the OSHA issued an emergency regulation to carry out this mandate, which was expected to take effect on January 4, 2022. However, OSHA withdrew the ETS on January 26, 2022 as an enforceable emergency temporary standard following the U.S. Supreme Court issuing a nationwide stay prohibiting OSHA from enforcing or implementing the ETS. OSHA explicitly did not withdraw the ETS as a proposed rule, such that it is possible that a permanent rule regarding COVID-19 vaccination and testing requirements will ultimately be issued by OSHA following a formal rulemaking process. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination, with exemptions only for medical or religious reasons. These requirements for federal contractors have been the subject of multiple lawsuits and enforcement has been enjoined nationwide, with appeals from those decisions pending in multiple federal appellate courts. It is not currently possible to predict the impact on our business of a permanent OSHA rule, or the requirements for government contractors and their subcontractors, to the extent that such OSHA rule and requirements for federal contractors are ultimately implemented and enforced. But many states and localities are free to impose vaccine requirements. Despite the previous legal and timing uncertainties relating to these regulations, we implemented requirements regarding mandatory vaccines for U.S. based covered employees, subject to approved exemptions. It is possible that additional vaccine and testing mandates may be announced in other jurisdictions in which we operate our business. While it is not currently possible to predict with any certainty the exact impact any new state, local or foreign vaccine regulations would have on our operations, our suppliers and our customers, the implementation of such state, local or foreign government mandated vaccination or testing mandates may impact our ability to retain current employees, attract new employees, and result in labor disruptions and may have an adverse effect on future profitability. Further, implementation could also have similar consequences for our subcontractors, which may impact their ability to deliver the goods and services we need from them. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and continuity of supply of raw materials, whereby our results of operations and financial condition could be adversely affected.

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

Although we currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity, global macroeconomic uncertainty, including the economic downturn caused by the COVID-19 pandemic, the ongoing trade disputes between the United States and China, the United Kingdom’s withdrawal from the European Union, the Russia-Ukraine conflict (including related sanctions as well as measures taken in response to such sanction), inflationary pressures, global supply chain disruptions, and uncertainty regarding the stability of global credit and financial markets could affect our ability to fund our operations. In addition, certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies, and other financial hardships, which could impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers and suppliers. Depending on their severity and duration, the effects and consequences of a global economic downturn could have an adverse impact on our results of operations and financial condition.

A percentage of our workforce is employed under collective bargaining agreements.

Approximately 7% of our workforce is employed under collective bargaining agreements, which from time to time are subject to renewal and negotiation. We cannot ensure that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions, or other benefits, or that a breakdown in such negotiations will not result in the disruption of our operations, including by way of strikes or work stoppages. Although we have generally enjoyed good relations with both our unionized and non-unionized employees, we may experience an adverse impact on our operating results if we are subject to labor actions.

Future terror attacks, war (including the Russia-Ukraine conflict), natural disasters, climate change-related events, pandemic diseases (including the COVID-19 pandemic), or other events beyond our control could adversely impact our businesses.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions through insurance or other risk transfer mechanisms, such as our business continuity planning and disaster recovery plans, we could be adversely impacted by terror attacks, war (including the Russia-Ukraine conflict), natural disasters such as earthquakes, hurricanes, floods, tornadoes, ice storms, climate change-related events, pandemic diseases such as COVID-19, or other events such as strikes by the workforce of a significant customer or supplier. Several of our facilities, because of their locations, could be subject to catastrophic loss caused by the aforementioned natural disasters. Global climate change may aggravate natural disasters and increase severe weather events that affect our business operations. These risks could negatively impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. The insurance we maintain may be insufficient to cover our losses, and any incidents may result in loss of, or increased costs of, such insurance. In addition, while our existing disaster recovery and business continuity plans (including those relating to our information technology systems) are well designed, they may not be fully responsive to, or minimize losses associated with, catastrophic events. As a result, any business disruption could negatively affect our business, operating results, or financial condition.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located at a leased facility in Davidson, North Carolina. As of December 31, 2022, we had 146 facilities worldwide, including four corporate and shared-services facilities. Approximately 83% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 17% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	7	1	5	13
Europe	9	—	—	9
Total	16	1	5	22

Leased Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	42	18	25	85
Europe	14	5	5	24
Asia	9	1	1	11
Total	65	24	31	120

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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol CW. As of January 1, 2023, we had approximately 2,653 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During 2022 and 2021, the Company paid quarterly dividends as follows:

	2022	2021
Common Stock
First Quarter	$0.18	$0.17
Second Quarter	0.19	0.18
Third Quarter	0.19	0.18
Fourth Quarter	0.19	0.18

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2022, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued under equity compensation plans		Weighted-average fair value of outstanding equity-based awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	407,581	(a)	$112.85	1,776,493	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
(a)Consists of 362,729 shares issuable upon vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2005 and 2014 Omnibus Incentive Plan, and 44,852 shares issuable under the Employee Stock Purchase Plan.
(b)Consists of 1,192,211 shares available for share-based awards under the 2014 Omnibus Incentive Plan, and 584,282 shares remaining available for issuance under the Employee Stock Purchase Plan.
Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2022.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program (in thousands)
October 1 – October 31	26,864	$156.18	341,353	$208,377
November 1 – November 30	24,121	$173.92	365,474	204,182
December 1 – December 31	23,831	$169.64	389,305	200,140
For the quarter ended December 31	74,816	$166.19	389,305	$200,140
In December 2022, the Corporation adopted two written trading plans in connection with its previously authorized share repurchase program, of which approximately $200 million remains available for repurchase. The first trading plan includes share repurchases of $50 million, to be executed equally throughout the 2023 calendar year. The second trading plan includes opportunistic share repurchases up to $100 million to be executed through a 10b5-1 program. The terms of these trading plans can be found in the Corporation’s Form 8-K filed with U.S. Securities and Exchange Commission on December 14, 2022.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on our common stock during the last five fiscal years with the annual change in the cumulative total return of the S&P MidCap 400 Index and the S&P Aerospace & Defense Select Industry Index. The graph assumes an investment of $100 on December 31, 2017 and the reinvestment of all dividends paid during the following five fiscal years.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

250
200
150
100
50
2017
2018
2019
2020
2021
2022
Curtiss-Wright Corp
S&P MidCap 400 Index
S&P Aerospace & Defense Select

Company / Index	2017	2018	2019	2020	2021	2022
Curtiss-Wright Corp	100	84.21	116.81	97.15	116.44	140.93
S&P MidCap 400 Index	100	88.92	112.21	127.54	159.12	138.34
S&P Aerospace & Defense Select	100	95.79	133.91	142.55	146.43	139.48

Item 6. [Reserved]

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

COMPANY ORGANIZATION

Curtiss-Wright Corporation along with its subsidiaries is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We hold competitive positions in a majority of our key defense and commercial end markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. We are also well positioned to build upon crossover applications for our defense and commercial market technologies that leverage the strength of our combined portfolio.

We manage and evaluate our operations based on the products and services we offer and the different markets we serve. Based on this approach, we operate through three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power.

Impacts of inflation, pricing, and volume

Historically, we have not been significantly impacted by inflation, with increases in raw material costs or payroll costs generally offset through lean manufacturing activities or price increases. During the current period, we have experienced significant increases in our costs of material, labor, and services consistent with the overall rates of inflation. We have generally been able to offset these increases, as a portion of our contracts contain terms and conditions that enable us to pass inflationary price increases to our customers. In those cases whereby inflationary increases are not contractually stipulated, we actively negotiate price increases. We have consistently made annual investments in capital that deliver efficiencies and cost savings. While the historical benefits of these efforts have generally offset the margin impact of competitive pricing conditions in the markets that we serve, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to fully offset the effects of higher costs through price increases on a timely basis. We expect these inflationary pressures to continue to persist in 2023.

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

Many of Curtiss-Wright’s commercial businesses are driven in large part by global economic growth, primarily led by operations in the U.S., Canada, Europe, and China. In March 2020, the World Health Organization characterized the global outbreak of COVID-19 as a pandemic, which resulted in significant disruption to travel, transportation of goods and services, and financial markets globally, and caused adverse and residual impacts to both industry supply chains and production levels. Though the impact of COVID-19 variants continues to cause supply-chain disruptions to global economies, including our business, as well as our customers and suppliers, U.S. economic activity has rebounded since 2021, due in part to the availability of vaccines, increased government support to rebuild the country’s infrastructure, and increased U.S. consumer spending.

In 2020, U.S. real gross domestic product (GDP) declined 3.4%, principally due to the impact of the COVID-19 pandemic, before it rebounded sharply in 2021, increasing 5.7% and at the fastest pace since 1984, led by an acceleration in industrial activity. In 2022, U.S. GDP is expected to grow approximately 2.0%, according to the most recent estimates, as strong U.S. consumer spending continued to support GDP growth despite the dual headwinds of rising interest rates and high inflation. In 2023, some economists expect growth in the broader U.S. economy to moderate significantly due to concerns about a recession or recessionary-like conditions, continued supply chain disruptions, rising interest rates, and high yet steady inflation, with current estimates for U.S. GDP ranging from flat to growth of approximately 1.5%.

Similarly, the global environment, which is typically influenced by international trade, economic conditions, and geopolitical uncertainty, had also been greatly impacted by the pandemic in 2020 before it dramatically rebounded in 2021. According to the International Monetary Fund’s World Economic Outlook, global GDP in world economies grew 6.0% in 2021 and is expected to grow 3.2% in 2022 and 2.7% in 2023, according to the most recent estimates. Looking ahead to the next few years, we remain cautiously optimistic that our economically sensitive commercial and industrial markets will continue to improve based upon a return to normalized global growth conditions.

Defense

We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on critical high-performance programs and platforms, as well as a growing international defense business. A significant portion of our defense business operations are characterized by long-term programs and contracts driven primarily by U.S. DoD budgets and funding levels. As such, the U.S. Defense budget serves as a leading indicator of our growth in the defense market.

We derive revenue from the naval defense, aerospace defense, and ground defense markets, which collectively represent more than 50% of our annual net sales. In the naval defense market, we expect continued funding for U.S. shipbuilding programs, particularly as it relates to production on the Ford class aircraft carrier, as well as Columbia class and Virginia class submarines, which have received strong bipartisan support from Congress. We have a long legacy of providing products that support nuclear propulsion systems on naval vessels. In addition, through our service centers, we are a provider of ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets. In the aerospace defense market, we expect to benefit from increased funding levels on Command, Control, Computers, Communications, Cyber, Intelligence, Surveillance, and Reconnaissance (C5ISR), electronic warfare, encryption, unmanned systems, and communications programs. As a supplier of COTS and COTS+ solutions, we continue to demonstrate that defense electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications, while also meeting the military’s Size, Weight, and Power considerations. We are also a designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems, as well as critical aircraft arresting systems equipment. In the ground defense market, we are a supplier of advanced tactical communications solutions for battlefield network management, including

COTS-based rugged, small form factor communications systems, and integrated network communications management software. The modernization of the existing U.S. ground vehicle fleet is expected to recover slowly, while international demand should remain strong, particularly for our electronics stabilization systems. Through continued innovation as well as incremental research and development investments, Curtiss-Wright remains aligned with high growth DoD priorities, modernization efforts and emerging technological trends, including security, cyber, hypersonics, net-centric connected battlefield, soldier survivability, and MOSA capabilities.

In early 2022, the President’s FY23 budget request was released, calling for $773 billion in defense spending, which represented a 4% increase over the FY22 enacted funding level of $742 billion. In December 2022, following a short Continuing Resolution, Congress passed the National Defense Authorization Act (NDAA) for FY23, which authorized an approximate $44 billion increase to the President’s defense budget proposal ($818 billion vs. $773 billion) and represented a 10% increase over FY22 enacted levels, driven by increases in both Procurement and Research, Development, Test and Evaluation (RDT&E) investment spending.

Looking ahead, we expect the overall demand environment and global defense spending backdrop to remain favorable for the Corporation. The President is expected to request continued U.S. defense budget growth in FY24, while also submitting the Future Years Defense Program (FYDP), which outlines expectations about its key programs over the next five years. Based on industry research, the FYDP is expected to reflect modest increases in total defense budget funding through FY27. In addition, our growth in the international defense market is primarily driven by funding from North Atlantic Treaty Organization (NATO) countries, where its members have committed to spending at least 2.0% of annual GDP on defense budgets, driven in part by the Russia-Ukraine war, which is expected to drive significant growth in defense spending for the foreseeable future.

Commercial Aerospace

Curtiss-Wright derives revenue from the global commercial aerospace market, principally to the commercial jet market, and to a lesser extent the regional jet, business jet, and commercial helicopter markets. Our primary focus in this market is OEM products and services for commercial jets, which is highly dependent on new aircraft production from our primary customers, Boeing and Airbus. We maintain a strong presence on the majority of the commercial aircraft programs, including both narrow-body and wide-body aircraft. Currently, more than 50% of our sales in this market are linked to the narrow-body market. We provide a combination of flight control, actuation, high-temperature and high accuracy sensors, and other sophisticated electronics, as well as shot and laser peening services utilized on highly stressed components of turbine engine fan blades and aircraft structures.

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

In 2020, the onset of the COVID-19 pandemic abruptly halted the industry’s growth as fewer passengers traveled, and business operations were disrupted globally, stunting the production of new aircraft as well as the maintenance of existing aircraft well into 2021. The industry experienced a strong rebound in global passenger growth in 2022, benefiting from the propensity for the general public to travel by air, decisions by most governments to lift COVID-19 travel restrictions, and the continued availability and implementation of vaccines. According to industry reports, global travel demand is not expected to fully recover to pre-pandemic levels until at least 2024.

While we closely monitor these industry metrics, our success and future growth in the commercial aerospace market is primarily tied to the growth in aircraft production rates (e.g., Boeing 737 and 787, Airbus A320 and A350), the timing of our order placement, and continued partnering with aerospace OEMs on both the current fleet and the next-generation of single aisle programs and engines, as well as emerging opportunities to support more fuel efficient and all-electric aircraft.

Power & Process

In the power market, Curtiss-Wright is a global supplier of nuclear reactor technologies. We derive sales from the commercial nuclear power generation market, whereby we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, enterprise resource planning, plant process controls, and coating services. We provide equipment and services to both the aftermarket and new build markets, and have content on every reactor operating in the U.S. today. Based upon the global drive for clean energy usage, nuclear is expected to play a critical role in meeting rising future energy demand and carbon-free emissions goals.

According to the Nuclear Regulatory Commission (NRC), nuclear power comprises approximately 20% of all electric power produced in the United States today, with 92 reactors operating across 54 nuclear power plants in 28 states. Our growth opportunities for aftermarket products and services are driven by plant aging, plant closures, requirements for planned outages, plant life extensions (from the end of their original 40-year operating lives to 60-year and now 80-year lives via subsequent license renewals), the levying of regulatory requirements, suppliers abandoning the commercial nuclear market, and plants seeking technology and innovation advances, such as digitalization, that further enable plant modernization.

One of the industry’s most significant challenges is maintaining electricity market competitiveness. Throughout the past decade, U.S. reactor operators have faced increased security measures and post-Fukushima regulatory requirements, and were also tasked with reassessing operating practices, improving efficiency, and reducing plant costs to compete with sustained low natural gas prices. All of those factors contributed to plant operators diverting and deferring their typical plant capital expenditure budgets significantly away from normalized maintenance schedules, while also leading to numerous plant closures (down from 104 reactors in 2012). However, in 2022, the U.S. market experienced strong bipartisan support for nuclear power, with significant investments through the Civil Nuclear Credit Program (part of the Infrastructure Bill) and nuclear power production tax credits (provided by the Inflation Reduction Act) focused on helping to preserve the existing U.S. reactor fleet. As a result, we have experienced and continue to expect increased opportunities for our vast portfolio of advanced nuclear technologies to aid safety, extend the reliability and ensure the ongoing viability of U.S. nuclear plants.

Outside of the U.S., we have seen sentiment shift dramatically towards nuclear power, as many countries have begun or are starting to recommit to advanced technologies, while realizing the strategic importance of energy independence. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a greater appreciation of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today. Similar to the U.S., as international plants age, we foresee opportunities to support plant safety and technology upgrades, plant life extensions, and upgrades of computer systems.

We play an important role in the new build market for the Generation III+ Westinghouse AP1000 reactor design, for which we are a supplier of reactor coolant pumps, as well as a variety of ancillary plant products and services. On a global basis, nuclear plant construction remains active. According to the World Nuclear Organization, there are currently 58 new reactors under construction across 18 countries, with 104 planned and 341 proposed over the next several decades. We continue to expect to play a role in new build nuclear plant construction, where we are aligned with Westinghouse to support the growing need for carbon-free emissions and energy independence in eastern Europe, including Poland, Ukraine, Romania, Bulgaria, and the Czech Republic, while also seeking opportunities in China and India. We are also well positioned to take advantage of market opportunities to support the ongoing design and development as well as future construction of Generation IV advanced and small modular reactors, driven by strong support from the U.S. Department of Energy which has allocated $3.2 billion for advanced nuclear through its Advanced Reactor Demonstration Program. We are actively engaged and continue to pursue a foothold on numerous designs, both in the U.S. as well as internationally.

In the process market, we service the oil and gas, chemical, and petrochemical industries through numerous industrial valve products, in which the majority of our industrial valve sales are to the downstream markets. We maintain a global maintenance, repair, and overhaul (MRO) business for our pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at or near full capacity. We produce severe service, operation-critical valves for the power and process industries. We are also developing advanced pump technology to support the oil exploration industry’s need and desire for more reliable subsea pumping systems. Sales in these industries are driven by global supply and demand, crude oil prices, industry regulations, and the natural gas market. Over the long run, we believe improved economic conditions and continued global expansion will be key drivers for future growth of our severe service and operation-critical valves serving the process industry.

General Industrial

We derive revenue from our widely diversified offering to the general industrial market, which primarily consists of electronic sensors and control systems, electro-mechanical actuation, and surface treatment services. We supply our products and services to numerous OEMs and aftermarket industrial customers, including the transportation, commercial trucking, off-road equipment, agriculture, construction, and automotive industries, which lowers the risk associated with any specific headwinds or economic cycles across the various markets in which we compete. Our growth in these markets is typically aligned with the performance of the U.S. and global economies, with changes in global GDP rates and industrial production driving our sales, particularly for our surface treatment services.

We have developed long-standing relationships with our customers, and provide technologies that promote efficiency, safety, reduced emissions, and longevity. One of the key drivers within our general industrial market is our focus on electronification and electrification, where our electronic sensors and controls systems products serve the on-and-off highway, medical mobility, and specialty vehicles markets. Notable products include electronic throttle controls, shift controls, joysticks, power management systems, and traction inverter systems, driving our ability to provide a full suite of in-cab operator control systems to our customers. Increased industry demand for electronic control systems and sensors has been driven by the need for improved operational efficiency, safety, repeatability, reduced emissions, enhanced functionality, and greater fuel efficiencies to customers worldwide. Key to our future growth is expanding the human-machine interface (HMI) technology portfolio and providing a complete system solution to our customers. Existing and emerging trends in commercial vehicle safety, emissions control, and improved driver efficiency are propelling commercial vehicle OEMs toward higher performance subsystems. These trends are accelerating the evolution from discrete HMI components towards a more integrated vehicle interface architecture. Growth opportunities also exist with a range of intelligent actuators for industrial automation and robotics which help our customers quickly leverage data and utilize analytics within the Internet of Things environment. Meanwhile, our surface treatment services, which include shot and laser peening, engineered coatings, and analytical testing services across an extensive global network, are used to increase the safety, reliability, and longevity of components operating in harsh environments. Sales are primarily driven by global demand from general industrial customers.

In the long term, the global drive towards electrification and electronification, push for zero or low-emissions vehicles, investments in green technology, advancements in robotics and automation, and new government regulations, will provide steady growth opportunities for Curtiss-Wright’s technologies serving this market.

RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Corporation for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020, is contained in our 2021 Annual Report on Form 10-K, filed with the SEC on February 24, 2022.

Analytical Definitions

Throughout MD&A, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact that acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition, after which they are reported as organic. Additionally, the results of operations of divested businesses or product lines are removed from the comparable prior year period for purposes of calculating “organic” and “incremental” results. The definition of “organic” also excludes the impairment of assets held for sale and corresponding loss from sale of our industrial valves business in Germany, as well as the effects of foreign currency translation.

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2022	2021	2022 vs. 2021

Sales:
Aerospace & Industrial	$836,035	$786,334	6%
Defense Electronics	690,262	724,326	(5)%
Naval & Power	1,030,728	995,271	4%
Total sales	$2,557,025	$2,505,931	2%

Operating income:
Aerospace & Industrial	$136,996	$121,817	12%
Defense Electronics	154,568	159,089	(3)%
Naval & Power	177,582	141,660	25%
Corporate and eliminations	(45,703)	(39,883)	(15)%
Total operating income	$423,443	$382,683	11%

Interest expense	46,980	40,240	(17)%
Other income, net	12,732	12,067	6%

Earnings before income taxes	389,195	354,510	10%
Provision for income taxes	(94,847)	(87,351)	(9)%
Net earnings	$294,348	$267,159	10%

Loss on divestiture/impairment of assets held for sale	$4,651	$19,088	NM

New orders	$2,942,550	$2,590,534	14%
Backlog	$2,622,731	$2,228,924	18%

NM - Not meaningful

Components of sales and operating income growth (decrease):

	2022 vs. 2021
	Sales	Operating Income
Organic	3%	6%
Acquisitions/divestiture	—%	—%
Loss on divestiture/impairment of assets held for sale	—%	4%
Foreign currency	(1)%	1%
Total	2%	11%

Sales for the year increased $51 million, or 2%, to $2,557 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial and Naval & Power segments increased $50 million and $35 million, respectively, with sales from the Defense Electronics segment decreasing $34 million. Changes in sales by segment are discussed in further detail in the "Results by Business Segment" section below.

Operating income for the year increased $41 million, or 11%, to $423 million, and operating margin increased 130 basis points compared with 2021. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable absorption on higher sales in the general industrial and commercial aerospace markets, as well as the benefits of our ongoing operational excellence initiatives. Both operating income and operating margin in the Naval & Power segment benefited from lower current period losses associated with our industrial valves business in Germany, which was sold in the current period, as well as the absence of charges associated with the WEC legal settlement recorded in the prior year period. These increases were partially offset by lower operating income in the Defense Electronics segment primarily due to lower sales volumes from supply chain headwinds. Operating margin in the Defense Electronics segment benefited from our ongoing operational excellence initiatives.

Non-segment operating expense for the year increased $6 million, or 15%, to $46 million, primarily due to costs associated with shareholder activism in the current period.

Interest expense for the year increased $7 million, or 17%, to $47 million, primarily due to higher current period borrowings under our Credit Agreement as well as the issuance of $300 million Senior Notes in October 2022.

Other income, net for the year increased $1 million, or 6%, to $13 million, primarily due to lower overall pension costs against the comparable prior year period.

The effective tax rate of 24.4% for the year ended December 31, 2022, decreased as compared to an effective tax rate of 24.6% in the prior year period, primarily due to lower non-deductible losses related to our former industrial valve business in Germany. This decrease was partially offset by a higher proportion of foreign income in the current period, which is taxed at a higher rate than the U.S. rate.

New orders increased $352 million, or 14%, from the prior year period to $2,943 million, primarily due to the timing of naval defense orders and the incremental impact from our arresting systems acquisition in the Naval & Power segment, as well as an increase in new orders for ground defense and aerospace defense equipment in the Defense Electronics segment. The Aerospace & Industrial segment benefited from an increase in new orders for commercial aerospace equipment.

Comprehensive income (loss)

Pension and postretirement adjustments within comprehensive income during the year ended December 31, 2022 were a $7 million loss, compared to a $131 million gain for the prior year period. The loss in the current period was primarily attributed to lower asset returns, partially offset by increases in the discount rate. The gain in the prior period was primarily due to higher asset returns and increases in the discount rate.

Foreign currency translation adjustments during the year ended December 31, 2022 resulted in a comprehensive loss of $61 million, compared to a comprehensive loss of $11 million in the comparable prior period. Comprehensive losses during both the current period and prior year period were primarily attributed to decreases in the British Pound and Canadian Dollar.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets and, to a lesser extent, the defense markets.

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

Year Ended December 31,	Percent Change
(In thousands, except percentages)	2022	2021	2022 vs. 2021

Sales	$836,035	$786,334	6%
Operating income	136,996	121,817	12%
Operating margin	16.4%	15.5%	90	bps
New orders	$883,838	$853,077	4%
Backlog	$371,305	$338,581	10%

Components of sales and operating income growth (decrease):

	2022 vs. 2021
	Sales	Operating Income
Organic	10%	14%
Acquisitions	(1)%	(1)%
Foreign currency	(3)%	(1)%
Total	6%	12%

Sales increased $50 million, or 6%, to $836 million, from the comparable prior year period primarily due to higher sales in the general industrial and commercial aerospace markets. Sales in the general industrial market increased $31 million primarily due to higher demand for industrial vehicle products. In the commercial aerospace market, sales increased $20 million primarily due to higher demand for sensors products and surface treatment services. These increases were partially offset by lower sales in the aerospace defense market primarily due to lower sales of sensors products on various programs.

Operating income increased $15 million, or 12%, to $137 million, and operating margin increased 90 basis points to 16.4%. The increase in operating income and operating margin were primarily due to favorable absorption on higher organic sales in the general industrial and commercial aerospace markets, as well as the benefits of our ongoing operational excellence initiatives.

New orders increased $31 million as compared to the prior year, as an increase in new orders for commercial aerospace equipment was partially offset by the timing of new orders for industrial vehicles.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

Year Ended December 31,	Percent Change
(In thousands, except percentages)	2022	2021	2022 vs. 2021

Sales	$690,262	$724,326	(5%)
Operating income	154,568	159,089	(3%)
Operating margin	22.4%	22.0%	40	bps
New orders	$836,660	$753,852	11%
Backlog	$786,026	$667,510	18%

Components of sales and operating income growth (decrease):

	2022 vs. 2021
	Sales	Operating Income
Organic	(4)%	(6)%
Acquisitions	—%	—%
Foreign currency	(1)%	3%
Total	(5)%	(3)%

Sales decreased $34 million, or 5%, to $690 million, from the comparable prior year period. In the commercial aerospace market, sales decreased $11 million primarily due to lower sales of electronic systems on domestic platforms. Sales in the aerospace defense market decreased $8 million primarily due to ongoing supply chain headwinds, which contributed to lower sales of embedded computing equipment. The ground defense market was also negatively impacted by ongoing supply chain headwinds, which resulted in lower sales of $9 million, primarily on embedded computing and tactical communications equipment. Sales in the naval defense market were negatively impacted by the timing of orders on various submarine and surface combat ship programs.

Operating income decreased $5 million, or 3%, to $155 million compared with the same period in 2021, while operating margin increased 40 basis points to 22.4%. Operating income was negatively impacted by lower sales volumes due to supply chain headwinds, while operating margin benefited from our ongoing operational excellence initiatives.

New orders increased $83 million as compared to the prior year, primarily due to an increase in new orders for ground defense and aerospace defense equipment.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

The following tables summarize sales, operating income and margin, loss on divestiture/impairment of assets held for sale, and new orders within the Naval & Power segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2022	2021		2022 vs. 2021

Sales	$1,030,728	$995,271		4%
Operating income	177,582	141,660		25%
Operating margin	17.2%	14.2%	300	bps
Loss on divestiture/impairment of assets held for sale	4,651	19,088		NM
New orders	$1,222,052	$983,605		24%
Backlog	$1,465,400	$1,222,833		20%

Components of sales and operating income growth (decrease):

	2022 vs. 2021
	Sales	Operating Income
Organic	3%	15%
Acquisitions/divestiture	1%	—%
Loss on divestiture/impairment of assets held for sale	—%	10%
Foreign currency	—%	—%
Total	4%	25%

Sales increased $35 million, or 4%, to $1,031 million, from the comparable prior year period, primarily due to the impact of our arresting systems acquisition, which contributed incremental sales of $44 million. This increase was partially offset by lower sales in the in the power & process market, as higher nuclear aftermarket sales were more than offset by the wind-down on the China Direct AP1000 program and the sale of our industrial valve business in Germany in the current period. In the naval defense market, higher demand on the Columbia-class submarine and CVN-81 aircraft carrier programs was more than offset by the timing of sales on the CVN-80 aircraft carrier and Virginia-class submarine programs.

Operating income increased $36 million, or 25%, to $178 million and operating margin increased 300 basis points to 17.2%, primarily due to lower current period losses associated with our industrial valves business in Germany, which was sold in the current period, as well as the absence of charges associated with the WEC legal settlement recorded in the prior year period. These increases were partially offset by first year purchase accounting costs from our arresting systems acquisition.

New orders increased $238 million as compared to the prior year, primarily due to the timing of naval defense orders, the incremental impact from our arresting systems acquisition, as well as an increase in orders within our nuclear aftermarket and process markets.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market and Customer Type

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2022	2021	2022 vs. 2021

Aerospace & Defense markets:
Aerospace Defense	$479,743	$452,661	6%
Ground Defense	219,739	220,290	—%
Naval Defense	694,015	710,688	(2)%
Commercial Aerospace	$276,519	$267,722	3%
Total Aerospace & Defense	$1,670,016	$1,651,361	1%

Commercial markets:
Power & Process	472,300	473,489	—%
General Industrial	414,709	381,081	9%
Total Commercial	$887,009	$854,570	4%

Total Curtiss-Wright	$2,557,025	$2,505,931	2%

Aerospace & Defense Markets
Sales increased $19 million, or 1%, to $1,670 million, as compared to the prior year period, primarily due to higher sales in the aerospace defense and commercial aerospace markets. Sales in the aerospace defense market increased primarily due to the incremental impact from our arresting systems acquisition, partially offset by lower sales of embedded computing equipment due to ongoing supply chain headwinds as well as lower sales of sensors products on various programs. In the commercial aerospace market, higher demand for sensors products and surface treatment services was partially offset by lower sales of electronic systems on domestic platforms. Sales decreases in the naval defense market were primarily due to the timing of sales on the CVN-80 aircraft carrier and Virginia-class submarine programs, as well as the timing of orders on various submarine and surface combat ship programs. These decreases were partially offset by production ramps on the Columbia-class submarine and CVN-81 aircraft carrier programs.

Commercial Markets
Commercial sales increased $32 million, or 4%, to $887 million, primarily due to higher demand for our industrial vehicle products in the general industrial market. In the power & process market, higher nuclear aftermarket sales were essentially offset by the wind-down on the China Direct AP1000 program and the sale of our industrial valve business in Germany in the current period.

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

Consolidated Statement of Cash Flows

	Year ended December 31,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$294,776	$387,668
Investing activities	(325,867)	(42,403)
Financing activities	129,428	(369,129)
Effect of exchange rates	(12,367)	(3,380)
Net increase (decrease) in cash and cash equivalents	$85,970	$(27,244)

Operating Activities

Cash provided by operating activities decreased $93 million to $295 million from the comparable prior year period, primarily due to higher inventory purchases, lower advanced cash receipts, and a legal settlement payment made to WEC during the current period.

Investing Activities

Capital Expenditures

Our capital expenditures were $38 million and $41 million for 2022 and 2021, respectively. The decrease in capital expenditures was primarily due to lower capital spending during the current period.

Divestitures

In January 2022, the Corporation completed the sale of its industrial valve business in Germany, for gross cash proceeds of $3 million. No material divestitures took place during 2021.

Acquisitions

In 2022, we acquired two businesses for $282 million. In 2021, we did not complete any acquisitions.

Future acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances and Repayments

On October 27, 2022, we issued $300 million Senior Notes, consisting of $200 million 4.49% notes that mature on October 27, 2032 and $100 million 4.64% notes that mature on October 27, 2034.

In the fourth quarter of 2021, we repaid $100 million of the 2011 Notes that matured on December 1, 2021.

Revolving Credit Agreement

In May 2022, we terminated our existing credit agreement, which was set to expire in October 2023, and entered into a new Credit Agreement ("Credit Agreement") with a syndicate of financial institutions. The Credit Agreement, which is set to expire in May 2027, increases the size of our revolving credit facility to $750 million, and expands the accordion feature to $250 million.

As of December 31, 2022, we had no borrowings outstanding under the Credit Agreement and $17 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of December 31, 2022 was $733 million, which could be borrowed in full without violating any of our debt covenants. As of December 31, 2021, we had $94 million of borrowings outstanding under our prior Credit Agreement.

Repurchase of Common Stock

During 2022, the Company repurchased approximately 0.4 million shares of its common stock for $57 million. In 2021, the Company repurchased approximately 2.7 million shares of its common stock for $343 million.

Dividends

The Company made dividend payments of approximately $29 million in both 2022 and 2021.

Capital Resources

Cash in U.S. and Foreign Jurisdictions

	As of December 31,
(In thousands)	2022	2021
United States of America	$147,851	$37,361
United Kingdom	48,203	69,732
Canada	33,268	24,019
European Union	8,721	12,154
China	7,889	13,403
Other foreign countries	11,042	14,335
Total cash and cash equivalents	$256,974	$171,004

Cash and cash equivalents as of December 31, 2022 and December 31, 2021 were $257 million and $171 million, respectively. The increase in cash held by U.S. subsidiaries during 2022 as compared to 2021 was primarily due to lower share repurchase activity and higher foreign cash repatriation during the current period. The decrease in cash held by foreign subsidiaries during 2022 as compared to 2021 was primarily due to higher aforementioned foreign cash repatriation and lower net cash receipts during the current period. There are no legal or economic restrictions on the ability of any of our subsidiaries to transfer funds, absent certain regulatory approvals in China, where approximately $8 million of our foreign cash resides.

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

Debt Compliance

As of December 31, 2022, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2022, we had the ability to incur total additional indebtedness of $1.7 billion without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $50 million to $60 million and expected dividend payments of approximately $29 million in 2023. There can be no assurance, however, that we will continue to generate cash from operations at the current level, or that these projections will remain constant throughout 2023. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, available borrowings under the credit facility, and ability to raise additional capital through the credit markets are sufficient to meet both the short-term and long-term capital needs of the organization, including the return of capital to shareholders through dividends and share repurchases and growing our business through acquisitions.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2022:

(In thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Debt Principal Repayments	$1,250,000	$202,500	$—	$90,000	$200,000	$—	$757,500
Operating Leases	188,912	35,688	32,830	25,728	21,025	15,787	57,854
Interest Payments on Fixed Rate Debt	310,781	46,318	41,448	40,235	37,441	29,503	115,836
Total	$1,749,693	$284,506	$74,278	$155,963	$258,466	$45,290	$931,190

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of December 31, 2022, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Letters of Credit (1)	$17,325	$7,194	$4,247	$5,297	$53	$209	$325

(1) Amounts exclude bank guarantees of approximately $2.5 million.

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

Revenue Recognition

We account for revenues in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of a promised good and/or service is transferred to a customer at a transaction price that reflects the consideration that we expect to be entitled to in exchange for that good and/or service. The unit of account is a performance obligation whereby a contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when the respective performance obligation is satisfied. In certain instances, the transaction price may include estimated amounts of variable consideration including but not limited to incentives, awards, price escalations, liquidated damages, and penalties, only to the extent that it is probable that a significant reversal of cumulative revenue recognized to date around such variable consideration will not occur. We estimate variable consideration to be included in the transaction price using either the expected value method or most likely amount method. Variable consideration associated with our respective arrangements is not typically constrained.

Performance obligations are satisfied either at a point-in-time or on an over-time basis. Contracts that qualify for over-time revenue recognition are generally associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications and generally span between 2-5 years in duration. Revenue recognized on an over-time basis for the year ended December 31, 2022 accounted for approximately 51% of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Application of an over-time revenue recognition method requires the use of reasonable and dependable estimates of future material, labor, and overhead costs that will be incurred as well as a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based on industry knowledge and experience of our engineers, project managers, and financial staff. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. During the years ended December 31, 2022, 2021, and 2020, there were no significant changes in estimated contract costs.

If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery. Revenue recognized at a point-in-time for the year ended December 31, 2022 accounted for approximately 49% of total net sales.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2022, and the annual periodic costs for 2023, was increased from 2.87% to 5.04% for the Curtiss-Wright Pension Plan, and from 2.70% to 4.99% for the nonqualified benefit plan, to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates for past service liabilities and service cost by utilizing a select bond yield curve developed by our actuaries, which is based on the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment. The discount rate changes contributed to a decrease in the benefit obligation of $181 million in the CW plans.

The rate of compensation increase for base pay in the pension plans decreased to a weighted average of 3.4% for the current period, based upon a graded scale of 4.1% to 2.9% that decrements as pay increases, which reflects the experience over past years and the Company’s expectation of future salary increases. We also updated our mortality assumptions from prior year for the CW Pension plan by adopting a 50/50 blend of the Pri-2012 Aggregate and White Collar tables published by the Society of Actuaries in October 2019, while retaining the White Collar table for the nonqualified plan. We also adopted the MP-2021 projected mortality scale published in October 2021, with no pandemic adjustments.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. Based on a review of market trends, actual returns on plan assets, and other factors, the Company’s expected long-term rate of return on plan assets was increased to 6.50% as of December 31, 2022, which will be utilized for determining 2023 pension cost. An expected long-term rate of return of 5.75% was used for determining 2022 expense, with 6.50% used for 2021 pension expense and 7.50% used for 2020 pension expense.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan decreased by $24 million in 2022, primarily driven by unfavorable asset experience due to weak market performance in 2022, partially offset by a lower benefit obligation due to higher interest rates.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2022 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase in Expense
Discount rate	(0.25)%	$16,976	($231)
Expected return on assets	(0.25)%	—	$2,223

See Note 17 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

Goodwill

We have $1.5 billion in goodwill as of December 31, 2022. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

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

Actual results may differ from those estimates. When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of October 31, 2022, we determined that there was no impairment of goodwill and that all reporting units’ estimated fair values were substantially in excess of their carrying amounts.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2022, and, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1 to the Consolidated Financial Statements.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure was 100% and 91% as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, a change in interest rates of 1% would not have a material impact on consolidated interest expense. Information regarding our Senior Notes and Revolving Credit Agreement is contained in Note 14 to the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2022	2021	2020

Net sales
Product sales	$2,135,882	$2,109,617	$2,041,086
Service sales	421,143	396,314	350,250
Total net sales	2,557,025	2,505,931	2,391,336

Cost of sales
Cost of product sales	1,348,569	1,330,191	1,319,562
Cost of service sales	253,847	242,384	230,547
Total cost of sales	1,602,416	1,572,575	1,550,109
Gross profit	954,609	933,356	841,227

Research and development expenses	80,836	88,489	74,816
Selling expenses	121,586	116,956	109,537
General and administrative expenses	324,093	326,140	303,288
Loss on divestiture	4,651	—	—
Impairment of assets held for sale	—	19,088	33,043
Restructuring expenses	—	—	31,695
Operating income	423,443	382,683	288,848
Interest expense	46,980	40,240	35,545
Other income, net	12,732	12,067	9,748
Earnings before income taxes	389,195	354,510	263,051
Provision for income taxes	(94,847)	(87,351)	(61,659)
Net earnings	$294,348	$267,159	$201,392

Basic earnings per share	$7.67	$6.61	$4.83
Diluted earnings per share	$7.62	$6.58	$4.80

Dividends per share	$0.75	$0.71	$0.68

Weighted average shares outstanding:
Basic	38,386	40,417	41,738
Diluted	38,649	40,602	41,999
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2022	2021	2020

Net earnings	$294,348	$267,159	$201,392
Other comprehensive income
Foreign currency translation, net of tax (1)	(61,241)	(10,829)	41,282
Pension and postretirement adjustments, net of tax (2)	(7,210)	131,220	(26,864)
Other comprehensive income (loss), net of tax	(68,451)	120,391	14,418
Comprehensive income	$225,897	$387,550	$215,810

(1)The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for 2022, 2021, and 2020 was immaterial.

(2)The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for 2022, 2021, and 2020 was $3.1 million, ($42.3) million, and $8.3 million, respectively.
See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share data)	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$256,974	$171,004
Receivables, net	724,603	647,148
Inventories, net	483,113	411,567
Assets held for sale	—	10,988
Other current assets	52,623	67,101
Total current assets	1,517,313	1,307,808
Property, plant, and equipment, net	342,708	360,031
Goodwill	1,544,635	1,463,026
Other intangible assets, net	620,897	538,077
Operating lease right-of-use assets, net	153,855	143,613
Prepaid pension asset	222,627	256,422
Other assets	47,567	34,568
Total assets	$4,449,602	$4,103,545
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$202,500	$—
Accounts payable	266,525	211,640
Accrued expenses	177,536	147,701
Deferred revenue	242,483	260,157
Liabilities held for sale	—	12,655
Other current liabilities	82,395	102,714
Total current liabilities	971,439	734,867
Long-term debt	1,051,900	1,050,610
Deferred tax liabilities	123,001	147,349
Accrued pension and other postretirement benefit costs	58,348	91,329
Long-term operating lease liability	132,275	127,152
Long-term portion of environmental reserves	12,547	13,656
Other liabilities	107,973	112,092
Total liabilities	2,457,483	2,277,055
Contingencies and Commitments (Notes 10, 14, and 19)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 100,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 49,187,378 shares issued as of December 31, 2022 and December 31, 2021; outstanding shares were 38,259,722 as of December 31, 2022 and 38,469,778 as of December 31, 2021	49,187	49,187
Additional paid in capital	134,553	127,104
Retained earnings	3,174,396	2,908,827
Accumulated other comprehensive loss	(258,916)	(190,465)
Common treasury stock, at cost (10,927,656 shares as of December 31, 2022 and 10,717,600 shares as of December 31, 2021)	(1,107,101)	(1,068,163)
Total stockholders' equity	1,992,119	1,826,490
Total liabilities and stockholders’ equity	$4,449,602	$4,103,545

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net earnings	$294,348	$267,159	$201,392
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112,027	114,384	115,903
Loss on divestiture	4,651	—	—
Impairment of assets held for sale	—	19,088	33,043
(Gain) on sale/disposal of long-lived assets	(4,671)	(568)	—
Deferred income taxes	(23,635)	(10,200)	(7,048)
Share-based compensation	15,384	13,450	14,437
Foreign exchange loss on substantial liquidation of subsidiary	—	—	9,351
Non-cash restructuring charges	—	—	15,628
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Receivables, net	(74,798)	(59,372)	71,147
Inventories, net	(60,620)	15,321	15,535
Progress payments	(3,099)	(3,672)	(7,689)
Accounts payable and accrued expenses	42,493	17,713	(55,513)
Deferred revenue	(17,646)	9,584	(33,179)
Income taxes	55,847	(12,988)	15,171
Pension and postretirement, net	(15,049)	(1,236)	(153,375)
Other	(30,456)	19,005	26,377
Net cash provided by operating activities	294,776	387,668	261,180
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	9,841	4,045	2,930
Purchases of investments	(10,000)	—	—
Additions to property, plant, and equipment	(38,217)	(41,108)	(47,499)
Acquisition of businesses, net of cash acquired	(282,429)	—	(487,944)
Additional consideration paid on prior year acquisitions	(5,062)	(5,340)	—
Other	—	—	(17)
Net cash used for investing activities	(325,867)	(42,403)	(532,530)
Cash flows from financing activities:
Borrowings under revolving credit facilities	1,697,647	455,950	570,675
Payment of revolving credit facilities	(1,791,547)	(362,050)	(570,675)
Borrowings of debt	300,000	—	300,000
Principal payments on debt	—	(100,000)	—
Repurchases of company stock	(56,870)	(343,129)	(200,018)
Proceeds from share-based compensation plans	9,997	9,705	11,148
Dividends paid	(28,779)	(28,660)	(28,175)
Other	(1,020)	(945)	(874)
Net cash provided by (used for) financing activities	129,428	(369,129)	82,081
Effect of exchange-rate changes on cash	(12,367)	(3,380)	(3,516)
Net increase (decrease) in cash and cash equivalents	85,970	(27,244)	(192,785)
Cash and cash equivalents at beginning of year	171,004	198,248	391,033
Cash and cash equivalents at end of year	256,974	171,004	198,248

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2020	$49,187	$116,070	$2,497,111	$(325,274)	$(562,722)
Net earnings	—	—	201,392	—	—
Other comprehensive income, net of tax	—	—	—	14,418	—
Dividends paid	—	—	(28,175)	—	—
Restricted stock	—	(4,115)	—	—	4,115
Employee stock purchase plan and stock options exercised	—	(3,286)	—	—	14,434
Share-based compensation	—	14,383	—	—	54
Repurchase of common stock (1)	—	—	—	—	(200,018)
Other	—	(517)	—	—	517
December 31, 2020	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
Net earnings	—	—	267,159	—	—
Other comprehensive income, net of tax	—	—	—	120,391	—
Dividends paid	—	—	(28,660)	—	—
Restricted stock	—	(9,007)	—	—	9,007
Employee stock purchase plan	—	877	—	—	8,828
Share-based compensation	—	13,296	—	—	154
Repurchase of common stock (1)	—	—	—	—	(343,129)
Other	—	(597)	—	—	597
December 31, 2021	$49,187	$127,104	$2,908,827	$(190,465)	$(1,068,163)
Net earnings	—	—	294,348	—	—
Other comprehensive loss, net of tax	—	—	—	(68,451)	—
Dividends paid	—	—	(28,779)	—	—
Restricted stock	—	(8,523)	—	—	8,523
Employee stock purchase plan	—	1,273	—	—	8,724
Share-based compensation	—	15,205	—	—	179
Repurchase of common stock (1)	—	—	—	—	(56,870)
Other	—	(506)	—	—	506
December 31, 2022	$49,187	$134,553	$3,174,396	$(258,916)	$(1,107,101)
(1) For the years ended December 31, 2022, 2021, and 2020, the Corporation repurchased approximately 0.4 million, 2.7 million, and 2.0 million shares of its common stock, respectively.
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

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2022, 2021, and 2020.

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

Foreign Currency

For operations outside the United States of America that prepare financial statements in currencies other than the U.S. dollar, the Corporation translates assets and liabilities at period-end exchange rates and income statement amounts using weighted-average exchange rates for the period. The cumulative effect of translation adjustments is presented as a component of accumulated other comprehensive income (loss) within stockholders’ equity. This balance is primarily affected by foreign currency exchange rate fluctuations. (Gains) and losses from foreign currency transactions are included in general and administrative expenses in the Consolidated Statement of Earnings, which amounted to ($2.6) million, $1.8 million, and $3.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation's consolidated financial position, results or operations, or cash flows. There were no significant changes in estimated contract costs during 2022, 2021, or 2020. If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the years ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31,
	2022	2021	2020
Over-time	51%	50%	52%
Point-in-time	49%	50%	48%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.6 billion as of December 31, 2022, of which the Corporation expects to recognize approximately 89% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type
	Year Ended December 31,
(In thousands)	2022	2021	2020
Aerospace & Defense
Aerospace Defense	$479,743	$452,661	$463,690
Ground Defense	219,739	220,290	107,448
Naval Defense	694,015	710,688	692,152
Commercial Aerospace	276,519	267,722	325,518
Total Aerospace & Defense Customers	$1,670,016	$1,651,361	$1,588,808

Commercial
Power & Process	$472,300	$473,489	$474,842
General Industrial	414,709	381,081	327,686
Total Commercial Customers	$887,009	$854,570	$802,528

Total	$2,557,025	$2,505,931	$2,391,336

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenues recognized for the years ended December 31, 2022, 2021, and 2020 included in the contract liabilities balance at the beginning of the respective years were approximately $219 million, $210 million, and $224 million, respectively. Changes in contract assets and contract liabilities as of December 31, 2022 were not materially impacted by any other factors. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Consolidated Balance Sheet.

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

For the year ended December 31, 2022, the Corporation acquired two businesses for an aggregate purchase price of $282 million, net of cash acquired. The Corporation's current period acquisitions contributed $45 million of total net sales and $1 million of net losses for the year ended December 31, 2022 which are included in the Consolidated Statement of Earnings. Also, the Corporation paid $5 million during the year ended December 31, 2022 for the final portion of the purchase price on the acquisition of Dyna-Flo Control Valve Services Ltd. (Dyna-Flo), which was initially held back as security for potential indemnification claims against the seller in accordance with the terms of the Purchase Agreement.

For the year ended December 31, 2021, the Corporation did not complete any acquisitions. However, the Corporation paid $5 million during the year ended December 31, 2021 in regard to prior period acquisitions, which included a working capital adjustment on the acquisition of Pacific Star Communications, Inc. (PacStar), as well as a portion of the purchase price on the Dyna-Flo acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated:

(In thousands)	2022
Accounts receivable	$10,567
Inventory	24,088
Property, plant, and equipment	4,190
Intangible assets	147,074
Operating lease right-of-use assets, net	5,103
Other current and non-current assets	2,078
Current and non-current liabilities	(17,264)
Net tangible and intangible assets	175,836
Goodwill	106,593
Total Purchase price	$282,429

Goodwill deductible for tax purposes	$106,593

2022 Acquisitions

Keronite Group Limited ("Keronite")

On November 15, 2022, the Corporation completed the acquisition of Keronite for $34 million. The Purchase Agreement contains representations and warranties customary for a transaction of this type. The acquired business is a provider of Plasma Electrolytic Oxidation surface treatment applications and will operate within the Aerospace & Industrial segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

Safran Aerosystems Arresting Company ("arresting systems acquisition")

On June 30, 2022, the Corporation completed its arresting systems acquisition for $249 million. The Purchase Agreement contains a purchase price adjustment mechanism and representations and warranties customary for a transaction of this type. The acquired business is a designer and manufacturer of mission-critical, fixed-wing aircraft emergency arresting system, and operates within the Naval & Power segment. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

4. ASSETS HELD FOR SALE

During the fourth quarter of 2020, the Corporation committed to a plan to sell its industrial valve business in Germany, which met the criteria to be classified as held for sale at that time. Accordingly, the assets and liabilities of the business were presented as held for sale in the Corporation's Consolidated Balance Sheet, which resulted in impairment losses of $19 million and $33 million for the years ended December 31, 2021 and 2020, respectively.

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
The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 54% and 55% of total net sales in 2022 and 2021, respectively. Total receivables due from government sources (primarily the U.S Government) were $474.5 million and $401.0 million as of December 31, 2022 and 2021, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $280.6 million and $253.5 million as of December 31, 2022 and 2021, respectively.

The composition of receivables as of December 31 is as follows:

(In thousands)	2022	2021
Billed receivables:
Trade and other receivables	$412,682	$362,007
Unbilled receivables:
Recoverable costs and estimated earnings not billed	316,682	291,758
Less: Progress payments applied	(67)	(1,297)
Net unbilled receivables	316,615	290,461
Less: Allowance for doubtful accounts	(4,694)	(5,320)
Receivables, net	$724,603	$647,148

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
The composition of inventories as of December 31 is as follows:

(In thousands)	2022	2021
Raw materials	$242,116	$191,066
Work-in-process	76,328	78,221
Finished goods	128,090	98,944
Inventoried costs related to U.S. Government and other long-term contracts (1)	39,685	48,619
Inventories, net of reserves	486,219	416,850
Less: Progress payments applied	(3,106)	(5,283)
Inventories, net	$483,113	$411,567
(1) As of December 31, 2022, this caption also includes capitalized development costs of $16.8 million related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced and sold under contract. As of December 31, 2022, capitalized development costs of $11.0 million are not currently supported by existing firm orders.

7. PROPERTY, PLANT, AND EQUIPMENT
The composition of property, plant, and equipment as of December 31 is as follows:

(In thousands)	2022	2021
Land	$16,880	$17,615
Buildings and improvements	252,713	239,217
Machinery, equipment, and other	866,761	885,970
Property, plant, and equipment, at cost	1,136,354	1,142,802
Less: Accumulated depreciation	(793,646)	(782,771)
Property, plant, and equipment, net	$342,708	$360,031
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $51 million, $55 million, and $55 million, respectively.

8. GOODWILL
The changes in the carrying amount of goodwill for 2022 and 2021 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2020	$316,921	$703,915	$434,301	$1,455,137
Adjustments (1)	—	12,943	—	12,943
Foreign currency translation adjustment	(774)	(2,844)	(1,436)	(5,054)
December 31, 2021	$316,147	$714,014	$432,865	$1,463,026
Acquisitions	12,445	—	94,148	106,593
Adjustments	—	967	—	967
Foreign currency translation adjustment	(7,042)	(12,195)	(6,714)	(25,951)
December 31, 2022	$321,550	$702,786	$520,299	$1,544,635

(1) Amount primarily relates to post-closing adjustments on the Corporation's acquisition of PacStar in October 2020.

The purchase price allocations relating to the businesses acquired are initially based on estimates. The Corporation adjusts these estimates based upon final analysis, including input from third party appraisals, when deemed appropriate. The determination of fair value is finalized no later than twelve months from acquisition. Goodwill adjustments represent subsequent adjustments to the purchase price allocation for acquisitions.

The Corporation completed its annual goodwill impairment testing as of October 31, 2022, 2021, and 2020 and concluded that there was no impairment of goodwill.

9. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2022 and December 31, 2021, respectively.

	2022			2021
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$306,160	$(176,675)	$129,485	$274,615	$(164,077)	$110,538
Customer-related intangibles	666,638	(298,160)	368,478	568,720	(270,816)	297,904
Programs (1)	144,000	(34,200)	109,800	144,000	(27,000)	117,000
Other intangible assets	53,879	(40,745)	13,134	49,559	(36,924)	12,635
Total	$1,170,677	$(549,780)	$620,897	$1,036,894	$(498,817)	$538,077
(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.
During the year ended December 31, 2022, the Corporation acquired intangible assets of $147 million as a result of the Corporation's Keronite and arresting systems acquisitions, which included Customer-related intangibles of $106 million, Technology of $36 million, and Other intangible assets of $5 million. The weighted average amortization periods for these aforementioned intangible assets are 16.1 years, 14.9 years, and 10.0 years, respectively. During the year ended December 31, 2021, the Corporation did not acquire any intangible assets. However, as a result of finalizing the purchase price allocation related to the Corporation's acquisition of PacStar, approximately $12 million of intangible assets were reclassified to goodwill during 2021.
Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $61 million, $60 million, and $61 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2023	$65
2024	$56
2025	$54
2026	$53
2027	$50

10. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases machinery and office equipment under operating leases. Our leases have remaining lease terms ranging from approximately 1 year to 15 years, some of which include options for renewals, escalations, or terminations. Rental expenses for all operating leases amounted to $42 million, $42 million, and $41 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The components of lease expense were as follows:

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Operating lease cost	$42,125	$41,663

Finance lease cost:
Depreciation of finance leases	$1,037	$1,037
Interest on lease liabilities	390	431
Total finance lease cost	$1,427	$1,468

Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Cash used for operating activities:
Operating cash flows used for operating leases	$(34,186)	$(33,352)
Operating cash flows used for finance leases	(390)	(431)
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$17,740	$9,040

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
(In thousands, except lease term and discount rate)	2022	2021
Operating Leases
Operating lease right-of-use assets, net	$153,855	$143,613

Other current liabilities	$29,910	$25,389
Long-term operating lease liability	132,275	127,152
Total operating lease liabilities	$162,185	$152,541

Finance Leases
Property, plant, and equipment	$15,561	$15,561
Accumulated depreciation	(8,645)	(7,608)
Property, plant, and equipment, net	$6,916	$7,953

Other current liabilities	$1,098	$1,019
Other liabilities	7,924	9,022
Total finance lease liabilities	$9,022	$10,041

Weighted average remaining lease term
Operating leases	7.5 years	8.3 years
Finance leases	6.7 years	7.7 years
Weighted average discount rate
Operating leases	3.80%	3.51%
Finance leases	4.05%	4.05%

Maturities of lease liabilities were as follows:

	As of December 31, 2022
(In thousands)	Operating Leases	Finance Leases
2023	$35,688	$1,445
2024	32,830	1,481
2025	25,728	1,518
2026	21,025	1,556
2027	15,787	1,595
Thereafter	57,854	2,743
Total lease payments	188,912	10,338
Less: imputed interest	(26,727)	(1,316)
Total	$162,185	$9,022

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
Effects on Consolidated Balance Sheet
As of December 31, 2022 and December 31, 2021, the fair values of the asset and liability derivative instruments were immaterial.
Effects on Consolidated Statement of Earnings
Undesignated hedges
The location and amount of losses recognized in income on forward exchange derivative contracts not designated for hedge accounting for the years ended December 31, were as follows:

(In thousands)	2022	2021	2020
Forward exchange contracts:
General and administrative expenses	$8,378	$1,499	$2,312
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2022. The fair values of our debt instruments are characterized as Level 2 measurements which are based on market-based inputs or unobservable inputs and corroborated by market data such as quoted prices, interest rates, or yield curves. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2022, net of debt issuance costs, totaled $1,151 million compared to a carrying value, net of debt issuance costs, of $1,248 million. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2021, net of debt issuance costs, totaled $1,003 million compared to a carrying value, net of debt issuance costs, of $949 million.

The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2022	2021
Accrued compensation	$87,835	$99,835
Accrued interest	16,412	13,092
Accrued commissions	6,807	5,533
Accrued insurance	6,418	6,202
Income taxes payable	38,187	3,235
Other	21,877	19,804
Total accrued expenses	$177,536	$147,701

Other current liabilities consist of the following as of December 31:

(In thousands)	2022	2021
Short-term operating lease liabilities	$29,910	$25,389
Warranty reserves	18,147	15,268
WEC legal reserve	10,000	15,000
Pension and other postretirement liabilities	5,013	8,054
Other	19,325	39,003
Total other current liabilities	$82,395	$102,714
13. INCOME TAXES
2017 Tax Cuts and Jobs Act

In conjunction with the enactment of the 2017 Tax Cuts and Jobs Act (the Tax Act), the Corporation recorded provisional income tax expense of $18.2 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. The finalized transition tax of $23.6 million was to be paid over 8 years pursuant to the Tax Act. The transition tax liability, which is expected to be paid in 2024 and 2025, was $7.4 million as of December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, the Corporation reassessed its assertion around whether foreign undistributed earnings should continue to no longer be considered permanently reinvested. Consistent with the prior year findings, the Corporation continues to not record a liability for withholding taxes of a foreign subsidiary, which resulted in the reversal in 2021 of $2.8 million of tax liabilities previously recorded. The Corporation maintains its previous assertion for all other foreign subsidiaries, and has recorded a liability for withholding taxes that would arise upon distribution of the Corporation’s foreign undistributed earnings.

During the fourth quarter of 2020, the Corporation committed to a plan to sell its industrial valve business in Germany. As a result, the tax consequences from those temporary differences resulting from the held for sale designation were no longer considered to be permanently reinvested. However, the Corporation did not record any provision, as it expected under tax law to recover the outside basis difference in a tax-free manner as occurred upon sale of the business in the first quarter of 2022. The global intangible low-taxed income (GILTI)-related impact associated with the sale is immaterial.

Except as noted above, the Corporation remains permanently reinvested to the extent of any outside basis differences in its foreign subsidiaries in excess of the amount of undistributed earnings as it is not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2022	2021	2020
Domestic	$239,356	$271,694	$212,613
Foreign(1)	149,839	82,816	50,438
	$389,195	$354,510	$263,051
(1) The Corporation recognized a pre-tax loss of $5 million during the first quarter of 2022 pertaining to the sale of its industrial valve business in Germany, as well as pre-tax impairment losses of $19 million and $33 million in 2021 and 2020, respectively.

The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2022	2021	2020
Current:
Federal	$65,047	$57,910	$36,793
State	12,717	15,477	11,882
Foreign	34,520	22,034	21,841
Total current	112,284	95,421	70,516

Deferred:
Federal	(11,413)	(7,167)	1,043
State	(4,442)	(477)	(527)
Foreign	(1,582)	(426)	(9,373)
Total deferred	(17,437)	(8,070)	(8,857)
Provision for income taxes	$94,847	$87,351	$61,659
The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Add (deduct):
State and local taxes, net of federal benefit	1.7	3.6	3.7
Foreign earnings(1)	0.7	0.2	(0.9)
Foreign loss on sale	0.2	—	—
Foreign asset impairment (held for sale)	—	1.6	1.2
Valuation allowance for foreign assets held for sale	—	0.2	1.3
R&D tax credits	(1.1)	(1.3)	(0.9)
Foreign-derived intangible income	(1.2)	(1.4)	(2.8)
All other, net	3.1	0.7	0.8
Effective tax rate	24.4%	24.6%	23.4%
(1) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances, excluding items related to foreign assets classified as held for sale.

The components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Operating lease liabilities	$34,977	$32,868
Capitalized R&D expenses	23,785	—
Inventories, net	21,992	17,237
Net operating loss	9,096	5,384
Environmental reserves	8,677	9,262
Incentive compensation	8,531	6,936
Legal reserves	2,864	6,991
Other	40,965	32,665
Total deferred tax assets	150,887	111,343
Deferred tax liabilities:
Goodwill amortization	103,174	98,947
Operating lease right-of-use assets, net	32,651	30,911
Other intangible amortization	59,966	59,056
Depreciation	15,433	13,694
Withholding taxes	13,200	12,776
Pension and other postretirement assets	29,053	29,385
Other	7,256	7,149
Total deferred tax liabilities	260,733	251,918
Valuation allowance	5,664	2,625
Net deferred tax liabilities	$115,510	$143,200
Deferred tax assets and liabilities are reflected on the Corporation’s consolidated balance sheet as of December 31 as follows:

(In thousands)	2022	2021
Net noncurrent deferred tax assets	$7,491	$4,149
Net noncurrent deferred tax liabilities	123,001	147,349
Net deferred tax liabilities	$115,510	$143,200
The Corporation has income tax net operating loss carryforwards related to international operations of $21.0 million, of which $19.3 million have an indefinite life and $1.7 million which expire through 2026. The Corporation has federal and state income tax net loss carryforwards of $55.6 million, all of which are net operating losses that expire through 2041. The Corporation has recorded a deferred tax asset of $9.1 million, reflecting the benefit of the loss carryforwards related to international and domestic operations.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2022 the Corporation increased its valuation allowance by $2.9 million to $5.7 million, in order to measure only the portion of deferred tax assets that more likely than not will be realized. As of December 31, 2022, $3.4 million of the total valuation allowance relates to foreign tax credits arising from branch operations that the Corporation believes it will be unable to utilize. The Corporation recorded a tax provision of $2.7 million in the current year and $0.7 million in prior year related to the valuation allowance on branch foreign tax credits. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
As of December 31, 2021, the Corporation recorded a deferred tax asset of $4.4 million on net operating losses of $14.7 million related to the held for sale industrial valve business in Germany. This resulted in a full valuation allowance against the deferred tax asset, as it is more likely than not that the losses will be forfeited as a result of the divestiture. Upon the closure of the sale of the industrial valve business in the first quarter of 2022, the Corporation removed both the deferred tax asset and associated valuation allowance, with no resulting tax impact.
Income tax payments, net of refunds, of $61.1 million, $107.1 million, and $54.0 million were made in 2022, 2021, and 2020, respectively.

The Corporation has recorded a liability in Other liabilities for interest of $3.9 million and penalties of $2.6 million as of December 31, 2022.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2022	2021	2020
Balance as of January 1,	$17,018	$15,585	$12,676
Additions for tax positions of prior periods	3,004	2,877	1,497
Reductions for tax positions of prior periods	(1,732)	(1,861)	(615)
Additions for tax positions related to the current year	1,068	655	2,041
Settlements	(1,987)	(238)	(14)
Balance as of December 31,	$17,371	$17,018	$15,585
In many cases, the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2022:

United States (Federal)	2017	-	present
United States (Various states)	2011	-	present
United Kingdom	2021	-	present
Canada	2019	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in total unrecognized tax benefits as of December 31, 2022, 2021, and 2020 is $15.1 million, $14.1 million, and $13.0 million, respectively, which if recognized, would favorably impact the effective income tax rate.
14. DEBT
Debt consists of the following as of December 31:

(In thousands)	2022	2022	2021	2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement, due 2027	$—	$—	$93,900	$93,900
3.70% Senior notes due 2023	202,500	202,082	202,500	208,086
3.85% Senior notes due 2025	90,000	87,298	90,000	95,246
4.24% Senior notes due 2026	200,000	191,760	200,000	218,421
4.05% Senior notes due 2028	67,500	63,300	67,500	73,783
4.11% Senior notes due 2028	90,000	83,955	90,000	98,854
3.10% Senior notes due 2030	150,000	127,429	150,000	154,832
3.20% Senior notes due 2032	150,000	123,656	150,000	154,875
4.49% Senior notes due 2032	200,000	183,007	—	—
4.64% Senior notes due 2034	100,000	90,341	—	—
Total debt	1,250,000	1,152,828	1,043,900	1,097,997
Debt issuance costs, net	(1,631)	(1,631)	(949)	(949)
Unamortized interest rate swap proceeds (1)	6,031	6,031	7,659	7,659
Total debt, net	1,254,400	1,157,228	1,050,610	1,104,707
Less: current portion of long-term debt	202,500	202,082	—	—
Total long-term debt	$1,051,900	$955,146	$1,050,610	$1,104,707
(1) Represents the gain from termination of the Corporation's interest rate swap agreements on its 3.85% and 4.24% Senior Notes in February 2016, which will be amortized into interest expense over the remaining terms of the respective notes.

The weighted-average interest rate of the Corporation's Revolving Credit Agreement in 2022 and 2021 was 2.9% and 1.0%, respectively.

The Corporation's total debt outstanding had a weighted-average interest rate of 3.4% in both 2022 and 2021, respectively.

Aggregate maturities of debt are as follows:

(In thousands)
2023	$202,500
2024	—
2025	90,000
2026	200,000
2027	—
Thereafter	757,500
Total	$1,250,000
Interest payments of $42 million, $40 million, and $31 million were made in 2022, 2021, and 2020, respectively.
Revolving Credit Agreement
In May 2022, the Corporation terminated its existing credit agreement, which was set to expire in October 2023, and entered into a new credit agreement (“Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement, which is set to expire in May 2027, increases the size of the Corporation’s revolving credit facility to $750 million, and expands the accordion feature to $250 million. The Corporation plans to use the Credit Agreement for general corporate purposes, which may include the funding of possible future acquisitions or supporting internal growth initiatives. As of December 31, 2022, the Corporation had $17 million in letters of credit supported by the Credit Agreement and no outstanding borrowings under the Credit Agreement. The unused credit available under the Credit Agreement as of December 31, 2022 was $733 million, which the Corporation had the ability to borrow in full without violating its debt to capitalization covenant.
The Credit Agreement contains covenants that the Corporation considers usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated debt to capitalization ratio of 60% (65% for four consecutive quarters following an acquisition greater than $100 million). The Credit Agreement has customary events of default, such as non-payment of principal when due; nonpayment of interest, fees, or other amounts; cross-payment default and cross-acceleration.
Borrowings under the credit agreement accrue interest based on (i) the Secured Overnight Financing Rate (SOFR) or (ii) a base rate of the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect on such day plus ½ of 1% and (c) the Adjusted Daily Term SOFR Rate. The interest rate and level of facility fees are dependent on certain financial ratios, as defined in the Credit Agreement. The Credit Agreement also provides customary fees, including administrative agent and commitment fees. In connection with the Credit Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement.
Senior Notes
On October 27, 2022, the Corporation issued $300 million of Senior Notes (the "2022 Notes"), consisting of $200 million of 4.49% notes that mature on October 27, 2032 and $100 million of 4.64% notes that mature on October 27, 2034. The 2022 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2022 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the issuance of the 2022 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2022 Notes. Under the terms of the Note Purchase Agreements, the Corporation is required to maintain certain financial ratios, the most restrictive of which are a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio not to be less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2022 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

On August 13, 2020, the Corporation issued $300 million of Senior Notes (the “2020 Notes”), consisting of $150 million of 3.10% Senior Notes that mature on August 13, 2030 and $150 million of 3.20% Senior Notes that mature on August 13, 2032. The 2020 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2020 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the issuance of the 2020 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2020 Notes. Under the terms of the Note Purchase Agreements, as amended, the Corporation is required to maintain certain financial ratios, the most restrictive of which are a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio not to be less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2020 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

On February 26, 2013, the Corporation issued $500 million of Senior Notes (the “2013 Notes”). The 2013 Notes consisted of $225 million of 3.70% Senior Notes that mature on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028. $100 million of additional 4.11% Senior Notes were deferred and subsequently issued on September 26, 2013 that mature on September 26, 2028. On October 15, 2018, the Corporation made a discretionary $50 million prepayment on the $500 million 2013 Notes. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes. Under the terms of the Note Purchase Agreement, as amended, the Corporation is required to maintain certain financial ratios, the most restrictive of which are a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio of less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

On December 8, 2011, the Corporation issued $300 million of Senior Notes (the “2011 Notes”). The 2011 Notes consist of $100 million of 3.84% Senior Notes that matured on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the 2011 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2011 Notes. Under the terms of the Note Purchase Agreement, as amended, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio of less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2011 Notes also contain a cross default provision with our other senior indebtedness.

As of December 31, 2022, the Corporation had the ability to borrow additional debt of $1.7 billion without violating our debt to capitalization covenant.

15. EARNINGS PER SHARE
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.
As of December 31, 2022, 2021 and 2020, there were no anti-dilutive equity-based awards excluded from the calculation of diluted earnings per share.

Earnings per share calculations for the years ended December 31, 2022, 2021, and 2020, were as follows:

(In thousands, except per share data)	Net Earnings	Weighted- Average Shares Outstanding	Earnings per Share
2022
Basic earnings per share	$294,348	38,386	$7.67
Dilutive effect of deferred stock compensation		263
Diluted earnings per share	$294,348	38,649	$7.62
2021
Basic earnings per share	$267,159	40,417	$6.61
Dilutive effect of deferred stock compensation		185
Diluted earnings per share	$267,159	40,602	$6.58
2020
Basic earnings per share	$201,392	41,738	$4.83
Dilutive effect of stock options and deferred stock compensation		261
Diluted earnings per share	$201,392	41,999	$4.80

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

During 2022, the Corporation granted share-based awards in the form of RSUs and PSUs. Previous grants under the 2005 Stock Plans included non-qualified stock options. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (ESPP) to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2022, 2021, and 2020 is as follows:

(In thousands)	2022	2021	2020
Employee Stock Purchase Plan	$1,764	$1,710	$1,625
Performance Share Units	5,069	4,850	4,909
Restricted Share Units	6,725	5,661	6,978
Other share-based payments	1,826	1,229	925
Total share-based compensation expense before income taxes	$15,384	$13,450	$14,437

Other share-based grants include service-based restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expense in the Consolidated Statement of Earnings. No share-based compensation costs were capitalized during 2022, 2021, or 2020.

The following table summarizes the cash received from share-based awards on share-based compensation:

(In thousands)	2022	2021	2020
Cash received from share-based awards	$9,997	$9,705	$11,148

Stock Options

As of December 31, 2022 and 2021, the Corporation did not have any stock options outstanding. The total intrinsic value of stock options exercised during 2020 was $5.2 million.

Performance Share Units

The Corporation has granted performance share units to certain employees, whose three year cliff vesting is contingent upon the Corporation's total shareholder return over the three-year term beginning at the start of the fiscal year following the date of grant. Performance is measured by determining the percentile rank of the total shareholder return of the Corporation's common stock in relation to the total shareholder return of a self-constructed peer group (for awards granted in 2022) or compared to the S&P Midcap 400 Index (for awards granted in 2020 through 2021). The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s common stock on the date of grant. The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period.

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

A summary of the Corporation’s 2022 activity related to performance share units and restricted share units are as follows:

	Performance Share Units (PSUs)		Restricted Share Units (RSUs)
	Shares/Units (000’s)	Weighted- Average Fair Value	Shares/Units (000’s)	Weighted- Average Fair Value
Nonvested as of December 31, 2021	113	$128.05	223	$106.34
Granted	22	218.58	49	149.73
Vested	(29)	138.85	(55)	114.31
Forfeited	(1)	136.77	(5)	115.68
Nonvested as of December 31, 2022	105	$143.69	212	$114.15
Expected to vest as of December 31, 2022	105	$143.69	212	$114.15

Nonvested PSUs had an intrinsic value of $17.6 million and unrecognized compensation costs of $5.2 million as of December 31, 2022. Nonvested RSUs had an intrinsic value of $35.4 million and unrecognized compensation costs of $10.5 million as of December 31, 2022. Unrecognized compensation costs related to PSUs and RSUs are expected to be recognized over 1.7 years and 2.2 years, respectively.

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
17. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation maintains nine separate and distinct pension and other post-retirement defined benefit plans, consisting of three domestic plans and six separate foreign pension plans. The domestic plans include a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan. The foreign plans consist of one defined benefit pension plan each in the United Kingdom, France, Canada, and Switzerland, and two in Mexico.

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
CW non-union employees hired prior to February 1, 2010 receive a final average pay benefit based on years of credited service, using the five highest consecutive years’ compensation during the last ten years of service. These employees became participants under the CW Pension Plan after one year of service and were vested after three years of service. CW non-union employees hired on or after the effective date were eligible for a cash balance benefit through December 31, 2013, and were transitioned to the new defined contribution plan, further described below. CW union employees who have negotiated a benefit under the CW Pension Plan are entitled to a benefit based on years of service multiplied by a monthly pension rate.
The formula for EMD employees is based on a career average pay benefit and covers both union and non-union employees and is designed to satisfy the requirements of relevant collective bargaining agreements. Employee contributions are withheld each pay period and are equal to 1.5% of salary. The benefits for the EMD employees are based on years of service and compensation. On December 31, 2012, the Corporation amended the CW Pension Plan to close the benefit to EMD employees hired after January 1, 2014.
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
As of December 31, 2022, and 2021, the Corporation had a noncurrent pension asset of $209.9 million and $233.8 million, respectively. The change in balance was primarily due to a lower return on plan assets during 2022.
Nonqualified Pension Plan
The Corporation also maintains a non-qualified restoration plan (the “CW Restoration Plan”) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $40.4 million and $69.1 million as of December 31, 2022 and 2021, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $3.2 million in 2023.
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
The Corporation had an accrued postretirement benefit liability as of December 31, 2022 and 2021 of $20.0 million and $25.2 million, respectively. The Corporation expects to contribute $1.7 million to the plan during 2023. Activity associated with the postretirement benefit liability for the years ended December 31, 2022 and 2021 was immaterial.
Foreign Plans
As of December 31, 2022 and 2021, the total projected benefit obligation related to all foreign plans was $69.6 million and $107.2 million, respectively. As of December 31, 2022 the Corporation had a net pension asset of $9.8 million. As of December 31, 2021, the Corporation had a net pension asset of $12.9 million. The Corporation's contributions to the foreign plans are expected to be $2.0 million in 2023.
Components of net periodic benefit expense
The net pension and net postretirement benefit costs consisted of the following:

	Pension Benefits
(In thousands)	2022	2021	2020
Service cost	$23,217	$26,735	$26,013
Interest cost	20,923	17,419	23,847
Expected return on plan assets	(54,855)	(60,286)	(67,217)
Amortization of prior service cost	(318)	(251)	(269)
Recognized net actuarial loss	17,198	28,905	23,062
Cost of settlements/curtailments	4,499	3,310	2,395
Special termination benefits	—	52	—
Net periodic benefit cost	$10,664	$15,884	$7,831
The cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2022 and 2021, the Company recognized settlement charges related to the retirement of former executives. In 2020, settlement charges were incurred in Mexico and Switzerland. In addition, a curtailment was recognized in Mexico in 2020 as a result of the Corporation's restructuring initiatives.
The following table outlines the Corporation's consolidated disclosure of the pension benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2022 measurement date.

	Pension Benefits
(In thousands)	2022	2021
Change in benefit obligation:
Beginning of year	$979,070	$1,044,035
Service cost	23,217	26,735
Interest cost	20,923	17,419
Plan participants’ contributions	1,229	1,304
Actuarial (gain) loss	(201,592)	(37,825)
Benefits paid	(75,770)	(68,965)
Actual expenses	(1,681)	(1,491)
Acquisitions	496	—
Divestitures	(4,341)	—
Amendments	—	(477)
Special termination benefits	—	52
Currency translation adjustments	(8,117)	(1,717)
End of year	$733,434	$979,070

Change in plan assets:
Beginning of year	$1,156,616	$1,050,509
Actual return on plan assets	(182,519)	163,881
Employer contribution	24,865	12,766
Plan participants’ contributions	1,229	1,304
Benefits paid	(75,770)	(68,965)
Actual expenses	(1,681)	(1,491)
Currency translation adjustments	(10,038)	(1,388)
End of year	$912,702	$1,156,616

Funded status	$179,268	$177,546

	Pension Benefits
(In thousands)	2022	2021
Amounts recognized on the balance sheet
Noncurrent assets	$222,627	$256,422
Current liabilities	(3,272)	(6,257)
Noncurrent liabilities(1)	(40,087)	(72,619)
Total	$179,268	$177,546
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss (gain)	$133,813	$120,676
Prior service cost	(239)	(544)
Total	$133,574	$120,132
Information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$64,669	$101,667
Accumulated benefit obligation	61,368	95,755
Fair value of plan assets	21,311	22,792
(1) As of December 31, 2021, this caption includes accrued pension and other postretirement benefit costs of $4.4 million, reflected in the "Liabilities held for sale" caption within the Consolidated Balance Sheet.

Plan Assumptions

	Pension Benefits
	2022	2021
Weighted-average assumptions in determination of benefit obligation:
Discount rate	4.95%	2.72%
Rate of compensation increase	3.34%	3.40%
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A
Ultimate rate reached in 2032	N/A	N/A
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	2.72%	2.36%
Expected return on plan assets	5.47%	6.18%
Rate of compensation increase	3.40%	3.41%
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A
Ultimate rate reached in 2032	N/A	N/A
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
Pension Plan Assets
The overall objective for plan assets is to earn a rate of return over time to meet anticipated benefit payments in accordance with plan provisions. The long-term investment objective of the domestic retirement plan is to achieve a total rate of return, net of fees, which exceeds the actuarial overall expected return on asset assumptions used for funding purposes and which provides an appropriate premium over inflation. The intermediate-term objective of the domestic retirement plan, defined as three to five years, is to outperform each of the capital markets in which assets are invested, net of fees. During periods of extreme market volatility, preservation of capital takes a higher precedence than outperforming the capital markets.
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

The Corporation maintains the funds of the CW Pension Plan under a trust that is diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. In the first quarter of 2022, the Corporation implemented an asset de-risking strategy in recognition of the strong funded status of the plan and a desire to reduce volatility as the plan approaches the cessation of accruals in 2028. As a part of its strategy shift, the Corporation transitioned to an Outsourced Chief Investment Officer (“OCIO”) model that introduces asset allocation constraints that increase the fixed income allocation over time and with changes in the funded status. Accordingly, our established target allocations for each of the following asset classes: domestic equity securities, international equity securities, and debt securities have changed. Below are the Corporation’s actual and current target allocations for the CW Pension Plan, representing 91% of consolidated assets:

	As of December 31,		Target	Expected
	2022	2021	Exposure	Range
Asset class
Domestic equities	33%	56%	32%	27%-37%
International equities	11%	15%	13%	9%-17%
Total equity	44%	71%	45%	35%-55%
Fixed income	56%	29%	55%	45%-65%
As of December 31, 2022 and 2021, cash funds in the CW Pension Plan represented approximately 4% and 3% of portfolio assets, respectively.
Foreign plan assets represent 9% of consolidated plan assets, with most of the assets supporting the U.K. plan. Generally, the foreign plans follow a similar asset allocation strategy and are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 6% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements
The following table presents consolidated plan assets (in thousands) using the fair value hierarchy as of December 31, 2022.

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$36,788	$3,632	$33,156	$—
Equity securities- Mutual funds (1)	771,655	655,995	115,660	—
Bond funds (2)	343,630	229,973	113,657	—
Other (3)	4,543	—	—	4,543
December 31, 2021	$1,156,616	$889,600	$262,473	$4,543
Cash and cash equivalents	$33,272	$730	$32,542	$—
Equity securities - Mutual funds (1)	388,343	370,028	18,315	—
Bond funds (2)	481,169	373,963	107,206	—
Other (3)	9,918	4,167	—	5,751
December 31, 2022	$912,702	$748,888	$158,063	$5,751

(1)This category consists of domestic and international equity securities. It is comprised of U.S. securities benchmarked against the S&P 500 index and Russell Mid Cap and Russell 2000 indices, international mutual funds benchmarked against the MSCI EAFE and EM indices, global equity index mutual funds associated with our U.K. based pension plans, and balanced funds associated with the U.K. and Canadian based pension plans.

(2)This category consists of This category consists of domestic and international bonds. The domestic fixed income securities consist of a portfolio of investment grade corporate debt, below investment-grade issues, fixed income exchange traded funds, and U.S. Treasury securities of intermediate and long-term duration for liability matching fixed income. International bonds consist of bond mutual funds for institutional investors associated with the Switzerland and U.K. based pension plans.

(3)This category consists of a domestic real estate fund and real estate investment trusts in Switzerland.
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
Activity associated with Level 3 assets held during the years ended December 31, 2022 and 2021 was immaterial.
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans
2023	$49,927
2024	52,943
2025	54,251
2026	56,270
2027	55,995
2028 — 2032	281,544
Defined Contribution Retirement Plans
The Corporation offers all of its full-time domestic employees the opportunity to participate in a defined contribution plan. Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 7% of eligible compensation. During the year ended December 31, 2022, the expense relating to the plan was $20.9 million, consisting of $11.0 million in matching contributions to the plan in 2022, and $9.9 million in non-elective contributions, primarily paid in January 2023. Cumulative contributions of approximately $107 million are expected to be made from 2023 through 2027.

18. SEGMENT INFORMATION

The Corporation’s segments are composed of similar product groupings that serve the same or similar end markets. Based on this approach, the Corporation has three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power, as described below in further detail.

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

Operating results by reportable segment are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net sales
Aerospace & Industrial	$838,885	$789,054	$807,144
Defense Electronics	693,709	727,828	610,413
Naval & Power	1,030,918	995,509	977,109
Less: Intersegment Revenues	(6,487)	(6,460)	(3,330)
Total Consolidated	$2,557,025	$2,505,931	$2,391,336

(In thousands)	2022	2021	2020
Operating income (expense)
Aerospace & Industrial	$136,996	$121,817	$99,714
Defense Electronics	154,568	159,089	118,748
Naval & Power	177,582	141,660	108,151
Corporate and Eliminations (1)	(45,703)	(39,883)	(37,765)
Total Consolidated	$423,443	$382,683	$288,848

Depreciation and amortization expense
Aerospace & Industrial	$34,336	$36,999	$37,690
Defense Electronics	35,120	38,136	36,188
Naval & Power	39,712	35,937	37,894
Corporate	2,859	3,312	4,131
Total Consolidated	$112,027	$114,384	$115,903

Segment assets
Aerospace & Industrial	$1,041,562	$991,508	$1,019,203
Defense Electronics	1,546,331	1,536,369	1,542,686
Naval & Power	1,488,867	1,270,099	1,256,416
Corporate	372,842	294,581	175,445
Assets held for sale	—	10,988	27,584
Total Consolidated	$4,449,602	$4,103,545	$4,021,334

Capital expenditures
Aerospace & Industrial	$18,554	$16,799	$20,025
Defense Electronics	3,504	3,922	3,317
Naval & Power	13,652	18,106	21,283
Corporate	2,507	2,281	2,874
Total Consolidated	$38,217	$41,108	$47,499
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, foreign currency transactional gains and losses, and other expenses.

Reconciliations

	Year Ended December 31,
(In thousands)	2022	2021	2020
Earnings before taxes:
Total reportable segment operating income	$469,146	$422,566	$326,613
Corporate and Eliminations	(45,703)	(39,883)	(37,765)
Interest expense	46,980	40,240	35,545
Other income, net	12,732	12,067	9,748
Total consolidated earnings before tax	$389,195	$354,510	$263,051

	As of December 31,
(In thousands)	2022	2021	2020
Assets:
Total assets for reportable segments	$4,076,760	$3,797,976	$3,818,305
Assets held for sale	—	10,988	27,584
Non-segment cash	122,198	7,537	49,157
Other assets	250,644	287,044	126,288
Total consolidated assets	$4,449,602	$4,103,545	$4,021,334
Geographic Information

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues
United States of America	$1,879,001	$1,856,997	$1,758,424
United Kingdom	102,965	93,154	90,628
Other foreign countries	575,059	555,780	542,284
Consolidated total	$2,557,025	$2,505,931	$2,391,336

	As of December 31,
(In thousands)	2022	2021	2020
Long-Lived Assets - Property, plant, and equipment, net
United States of America	$254,317	$261,658	$271,299
United Kingdom	27,049	31,594	34,221
Other foreign countries	61,342	66,779	72,680
Consolidated total	$342,708	$360,031	$378,200

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of December 31, 2022 and 2021, there were $17 million and $21 million of stand-by letters of credit outstanding, respectively, and $3 million and $5 million of bank guarantees outstanding, respectively.

The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. For two of the three licenses, the Corporation has recorded an asset retirement obligation of approximately $8 million. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. The Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35 million surety bond.

AP1000 Program

EMD is the reactor coolant pump (RCP) supplier for the Westinghouse Electric Company (WEC) AP1000 nuclear power plants in China and the United States. The terms of the AP1000 U.S. and China contracts include liquidated damage provisions for failure to meet contractual delivery dates if the Corporation caused the delay and the delay was not excusable. While the Corporation did not meet certain contractual delivery dates under its AP1000 U.S. and China contracts, there are significant counterclaims and uncertainties as to which parties are responsible for the delay.

In February 2022, the Corporation and WEC executed a settlement agreement to resolve all open claims and counterclaims under the AP1000 U.S. and China contracts. Under the terms of the settlement agreement, the Corporation paid WEC $15 million in March 2022 and is required to pay WEC a final amount of $10 million in the first quarter of 2023 in exchange for the Corporation’s full release from all open claims under such contracts, whether known or unknown. Under the settlement, the parties also negotiated and executed a right of first refusal for all future AP1000 projects. As of December 31, 2021, the Corporation was adequately accrued regarding this matter.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2020	$(88,737)	$(222,119)	$(310,856)
Other comprehensive loss before reclassifications (1)	(10,829)	107,211	96,382
Amounts reclassified from accumulated other comprehensive income (1)	—	24,009	24,009
Net current period other comprehensive income (loss)	(10,829)	131,220	120,391
December 31, 2021	$(99,566)	$(90,899)	$(190,465)
Other comprehensive loss before reclassifications (1)	(61,241)	(23,447)	(84,688)
Amounts reclassified from accumulated other comprehensive income (1)	—	16,237	16,237
Net current period other comprehensive loss	(61,241)	(7,210)	(68,451)
December 31, 2022	$(160,807)	$(98,109)	$(258,916)
(1)All amounts are after tax.
Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	Amount reclassified from Accumulated other comprehensive income (loss)		Affected line item in the Consolidated Statement of Earnings
(In thousands)	2022	2021
Defined benefit pension and postretirement plans
Amortization of prior service costs	$345	$555	Other income, net
Recognized net actuarial losses	(17,198)	(28,905)	Other income, net
Settlements	(4,499)	(3,310)	Other income, net
	(21,352)	(31,660)	Earnings before income taxes
	5,115	7,651	Provision for income taxes
Total reclassifications	$(16,237)	$(24,009)	Net earnings

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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2022. An audit includes examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2022.
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

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Certain Reporting Units – Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company tests for goodwill impairment annually, at the reporting unit level, in the fourth quarter. Additionally, goodwill is tested for impairment when an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill balance was $1.5 billion as of December 31, 2022, of which amounts were assigned to two reporting units which were subject to a quantitative assessment to assess if the fair value of the respective reporting unit exceeded its carrying value.

When performing the quantitative assessment, the Company considered both comparative market multiples as well as estimated discounted cash flows for the reporting units. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. The estimated fair values of these reporting units exceeded their carrying amounts and there was no impairment of goodwill.

We identified goodwill for these two reporting units as a critical audit matter because of the significant judgments made by management to estimate their fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to forecasts of future revenue growth rates, operating margins, and future economic and market conditions, and the selection of market multiples and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue growth rates, operating margins, and future economic and market conditions (the “forecasts”), and the selection of market multiples and discount rates for these two reporting units included the following:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to forecasts and management’s selection of market multiples and discount rates.

•We evaluated management’s ability to accurately forecast future revenue growth rates, operating margins, and future economic and market conditions by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:

–Historical operating results of the reporting unit.
–Internal communications to senior management.
–Third-party industry reports for similar products.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the selected (1) market multiples and (2) discount rates by:

–Researching and analyzing valuation market multiples for guideline public companies.
–Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations.
–Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 22, 2023

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Safran Aerosystems Arresting Company, and Keronite Group Limited, which were acquired on June 30, 2022 and November 15, 2022, respectively, and whose financial statements constitute 2% of total net sales and 3% of total assets of the consolidated financial statement amounts (excluding acquired intangible assets and goodwill) as of and for year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Safran Aerosystems Arresting Company, and Keronite Group Limited.

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

Morristown, New Jersey
February 22, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
As of December 31, 2022, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2022 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Corporation’s management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, under guidelines established by the SEC, companies are allowed to exclude acquired businesses from management's report on internal control over financial reporting for the first year subsequent to acquisition. Accordingly, in making its assessment of internal control over financial reporting as of December 31, 2022, management excluded the internal control activities of the Corporation's current period acquisitions: Keronite and arresting systems acquisition. The aforementioned acquisitions constituted approximately 2% of total net sales and 3% of total assets (excluding acquired intangible assets and goodwill) as of and for the year ended December 31, 2022. Based on management’s assessment, management believes that as of December 31, 2022, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2022 have been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 4, 2023 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of

Regulation S-K is included in Part I of this report under the caption "Executive Officers" and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans."

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

(b)	Exhibits

			Incorporated by Reference		Filed
	Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005
	3.1	Amended and Restated Certificate of Incorporation	8-A12B/A	May 24, 2005
	3.2	Amended and Restated By-Laws	8-K	May 18, 2015
	4.1	Form of stock certificate for Common Stock	8-A12B/A	May 24, 2005
	4.2	Description of Registrant’s Securities	DEF 14A	May 24, 2005
	10.1	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant*	10-K	March 7, 2006
	10.2	Revised Standard Employment Severance Agreement with Senior Management of the Registrant*	10-K	February 25, 2021
	10.3	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011
	10.4	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 24, 2012

10.5	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.6	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.7	Instrument of Amendment No. 4 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 25, 2016
10.8	Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-K	February 24, 2022
10.9	Instrument of Amendment No. 1 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-K	February 24, 2022
10.10	Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective as of January 1, 2015*	10-K	February 25, 2016
10.11	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2016
10.12	Instrument of Amendment No. 2 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.13	Instrument of Amendment No. 3 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.14	Instrument of Amendment No. 4 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.15	Instrument of Amendment No. 5 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.16	Instrument of Amendment No. 6 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.17	Instrument of Amendment No. 7 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.18	Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.19	Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.20	Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.21	Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.22	Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2020
10.23	Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2021

10.24	Instrument of Amendment No. 14 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 24, 2022
10.25	Instrument of Amendment No. 15 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 24, 2022
10.26	Instrument of Amendment No. 16 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X
10.27	Curtiss-Wright Corporation 2014 Omnibus Incentive Plan*	14A	March 21, 2014
10.28	Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 19, 2015
10.29	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 25, 2016
10.30	Form of indemnification Agreement entered into by the Registrant with each of its directors	10-Q	May 7, 2012
10.31	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 25, 2011
10.32	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 24, 2012
10.33	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.34	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.35	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2014
10.36	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors*	14A	April 5, 2005
10.37	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006*	10-K	February 27, 2007
10.38	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 24, 2012
10.39	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 19, 2015
10.40	Instrument of Amendment No. 3 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 25, 2016
10.41	Standard Change In Control Severance Protection Agreement, dated February 16, 2021, between the Registrant and Key Executives of the Registrant*	10-K	February 25, 2021
10.42	Curtiss-Wright Corporation Employee Stock Purchase Plan, as amended May 10, 2018*	14A	March 23, 2018
10.43	Incentive Compensation Plan, as amended November 15, 2010 *	14A	March 24, 2011

10.44	Restricted Stock Unit Agreement, dated February 6, 2019, by and between the Registrant and Lynn M. Bamford*	10-K	February 24, 2022
10.45	Restricted Stock Unit Agreement, dated February 6, 2019, by and between the Registrant and Kevin M. Rayment*	10-K	February 24, 2022
10.46	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and K. Christopher Farkas*	10-K	February 24, 2022
10.47	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Paul J. Ferdenzi*	10-K	February 24, 2022
10.48	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Gary A. Ogilby*	10-K	February 24, 2022
10.49	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Robert F. Freda*	10-K	February 24, 2022
10.50	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association	10-Q	May 13, 1998
10.51	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.52	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.53	First Amendment and Waiver to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	8-K	December 21, 2022
10.54	Second Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
10.55	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.56	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.57	First Amendment and Waiver to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	8-K	December 21, 2022
10.58	Second Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022

10.59	Fourth Amended and Restated Credit Agreement dated as of October May 17, 2022 among the Company and Certain Subsidiaries of the Company as Borrowers; the Lenders party thereto; J.P. Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer; J.P. Morgan Chase Bank, N.A., BOFA Securities, Inc., and Wells Fargo Securities, LLC, as Bank of America N.A., as Administrative Agent, Swingline Lender, and L/C Issuer; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners; Bank of America , N.A. and Wells Fargo, National Association, as Syndication Agents; and JPMorgan Chase Bank, N.A., and Wells Fargo, N.A., as Syndication Agents; and Citizens Bank, N.A., as Documentation Agents	8-K	May 18, 2022
10.60	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020
10.61	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020
10.62	First Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
10.63	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022			X
10.64	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022			X
21.00	Subsidiaries of the Registrant			X
23.00	Consent of Independent Registered Public Accounting Firm			X
31.10	Certification of Lynn M. Bamford, Chair and CEO, Pursuant to Rule 13a - 14(a)			X
31.20	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rule 13a - 14(a)			X
32.00	Certification of Lynn M. Bamford, Chair and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary
None.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2022, 2021, and 2020
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Deducted from assets to which they apply:
December 31, 2022
Tax valuation allowance	2,625	3,920	1	(1)	882		5,664
Total	$2,625	$3,920	$1		$882		$5,664
December 31, 2021
Tax valuation allowance	1,240	1,864	(22)	(1)	457		2,625
Total	$1,240	$1,864	$(22)		$457		$2,625
December 31, 2020
Tax valuation allowance	3,386	3,439	50	(1)	5,635	(2)	1,240
Total	$3,386	$3,439	$50		$5,635		$1,240

(1) Primarily foreign currency translation adjustments.
(2) $3.8 million relates to net operating losses reclassified as held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:    February 22, 2023    By: /s/ Lynn M. Bamford
Lynn M. Bamford
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 22, 2023    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Chief Financial Officer

Date:    February 22, 2023    By: /s/ Gary A. Ogilby
Gary A. Ogilby
Vice President and Corporate Controller

Date:    February 22, 2023    By: /s/ David C. Adams
David C. Adams
Director

Date:    February 22, 2023    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 22, 2023    By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:    February 22, 2023    By: /s/ Bruce D. Hoechner
Bruce D. Hoechner
Director

Date:    February 22, 2023    By: /s/ Glenda J. Minor
Glenda J. Minor
Director

Date:    February 22, 2023    By: /s/ Anthony J. Moraco
Anthony J. Moraco
Director

Date:    February 22, 2023    By: /s/ John B. Nathman
John B. Nathman
Director

Date:    February 22, 2023    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:     February 22, 2023    By: /s/ Peter C. Wallace
Peter C. Wallace
Director