Form 10-Q
period 2023-03-31
CURTISS WRIGHT CORP
filed 2023-05-04
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

or

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

Common Stock, par value $1.00 per share: 38,342,932 shares as of April 30, 2023.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022
Net sales
Product sales	$524,881	$453,421
Service sales	105,979	106,040
Total net sales	630,860	559,461
Cost of sales
Cost of product sales	343,757	294,527
Cost of service sales	65,695	63,532
Total cost of sales	409,452	358,059
Gross profit	221,408	201,402
Research and development expenses	22,024	20,549
Selling expenses	32,425	28,092
General and administrative expenses	88,344	87,600
Loss on divestiture	—	4,651
Operating income	78,615	60,510
Interest expense	12,944	9,530
Other income, net	7,767	2,997
Earnings before income taxes	73,438	53,977
Provision for income taxes	(16,592)	(13,292)
Net earnings	$56,846	$40,685

Net earnings per share:
Basic earnings per share	$1.48	$1.06
Diluted earnings per share	$1.48	$1.05

Dividends per share	0.19	0.18

Weighted-average shares outstanding:
Basic	38,303	38,456
Diluted	38,516	38,668

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net earnings	$56,846	$40,685
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$14,666	$(6,825)
Pension and postretirement adjustments, net of tax (2)	(192)	5,766
Other comprehensive income (loss), net of tax	14,474	(1,059)
Comprehensive income	$71,320	$39,626

(1) The tax benefit included in foreign currency translation adjustments for the three months ended March 31, 2023 was $2.4 million. The tax benefit included in foreign currency translation adjustments for the three months ended March 31, 2022 was immaterial.

(2) The tax benefit included in pension and postretirement adjustments for the three months ended March 31, 2023 was immaterial. The tax expense included in pension and postretirement adjustments for the three months ended March 31, 2022 was $1.4 million.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$130,659	$256,974
Receivables, net	720,248	724,603
Inventories, net	527,937	483,113
Other current assets	67,415	52,623
Total current assets	1,446,259	1,517,313
Property, plant, and equipment, net	340,313	342,708
Goodwill	1,549,148	1,544,635
Other intangible assets, net	605,217	620,897
Operating lease right-of-use assets, net	145,017	153,855
Prepaid pension asset	227,547	222,627
Other assets	48,624	47,567
Total assets	$4,362,125	$4,449,602
Liabilities
Current liabilities:
Current portion of long-term debt	$—	$202,500
Accounts payable	207,573	266,525
Accrued expenses	153,678	177,536
Deferred revenue	234,487	242,483
Other current liabilities	76,452	82,395
Total current liabilities	672,190	971,439
Long-term debt	1,229,619	1,051,900
Deferred tax liabilities, net	122,607	123,001
Accrued pension and other postretirement benefit costs	58,062	58,348
Long-term operating lease liability	124,025	132,275
Long-term portion of environmental reserves	13,171	12,547
Other liabilities	88,292	107,973
Total liabilities	2,307,966	2,457,483
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 49,187,378 shares issued as of March 31, 2023 and December 31, 2022; outstanding shares were 38,364,387 as of March 31, 2023 and 38,259,722 as of December 31, 2022	49,187	49,187
Additional paid in capital	126,909	134,553
Retained earnings	3,223,944	3,174,396
Accumulated other comprehensive loss	(244,442)	(258,916)
Common treasury stock, at cost (10,822,991 shares as of March 31, 2023 and 10,927,656 shares as of December 31, 2022)	(1,101,439)	(1,107,101)
Total stockholders’ equity	2,054,159	1,992,119
Total liabilities and stockholders’ equity	$4,362,125	$4,449,602

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net earnings	$56,846	$40,685
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	28,927	27,363
Loss on divestiture	—	4,651
(Gain) loss on sale/disposal of long-lived assets	93	(3,070)
Deferred income taxes	(2,619)	803
Share-based compensation	5,179	3,809
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	6,153	(13,414)
Inventories, net	(42,773)	(38,149)
Progress payments	(163)	(395)
Accounts payable and accrued expenses	(85,442)	(72,565)
Deferred revenue	(8,252)	(35,154)
Pension and postretirement liabilities, net	(4,946)	(6,034)
Other current and long-term assets and liabilities	(44,602)	(32,845)
Net cash used for operating activities	(91,599)	(124,315)
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	224	5,567
Additions to property, plant, and equipment	(10,661)	(10,896)
Additional consideration paid on prior year acquisitions	—	(5,062)
Net cash used for investing activities	(10,437)	(10,391)
Cash flows from financing activities:
Borrowings under revolving credit facility	465,025	241,198
Payment of revolving credit facility	(286,825)	(121,198)
Principal payments on debt	(202,500)	—
Repurchases of common stock	(12,386)	(18,857)
Proceeds from share-based compensation	5,225	5,284
Other	(268)	(248)
Net cash provided by (used for) financing activities	(31,729)	106,179
Effect of exchange-rate changes on cash	7,450	(5,795)
Net decrease in cash and cash equivalents	(126,315)	(34,322)
Cash and cash equivalents at beginning of period	256,974	171,004
Cash and cash equivalents at end of period	$130,659	$136,682
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the three months ended March 31, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2021	$49,187	$127,104	$2,908,827	$(190,465)	$(1,068,163)
Net earnings	—	—	40,685	—	—
Other comprehensive loss, net of tax	—	—	—	(1,059)	—
Dividends declared	—	—	(6,932)	—	—
Restricted stock	—	(8,523)	—	—	8,523
Employee stock purchase plan	—	814	—	—	4,470
Share-based compensation	—	3,714	—	—	95
Repurchase of common stock (1)	—	—	—	—	(18,857)
Other	—	(506)	—	—	506
March 31, 2022	$49,187	$122,603	$2,942,580	$(191,524)	$(1,073,426)

	For the three months ended March 31, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2022	$49,187	$134,553	$3,174,396	$(258,916)	$(1,107,101)
Net earnings	—	—	56,846	—	—
Other comprehensive income, net of tax	—	—	—	14,474	—
Dividends declared	—	—	(7,298)		—
Restricted stock	—	(13,805)	—	—	13,805
Employee stock purchase plan	—	1,483	—	—	3,742
Share-based compensation	—	4,939	—	—	240
Repurchase of common stock (1)	—	—	—	—	(12,386)
Other	—	(261)	—	—	261
March 31, 2023	$49,187	$126,909	$3,223,944	$(244,442)	$(1,101,439)
(1) For both the three months ended March 31, 2023 and 2022, the Corporation repurchased approximately 0.1 million shares of its common stock.
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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three months ended March 31, 2023 and 2022, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2022 Annual Report on Form 10-K filed with the SEC. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three months ended March 31, 2023 and 2022:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Over-time	49%	53%
Point-in-time	51%	47%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.7 billion as of March 31, 2023, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2023	2022
Aerospace & Defense
Aerospace Defense	$99,879	$98,004
Ground Defense	66,256	39,108
Naval Defense	171,956	162,967
Commercial Aerospace	70,490	60,892
Total Aerospace & Defense customers	$408,581	$360,971

Commercial
Power & Process	$120,339	$104,788
General Industrial	101,940	93,702
Total Commercial customers	$222,279	$198,490

Total	$630,860	$559,461

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months ended March 31, 2023 and 2022 included in contract liabilities at the beginning of the respective years was approximately $89 million and $79 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

3.           ASSETS HELD FOR SALE

In January 2022, the Corporation completed the sale of its industrial valve business in Germany for gross cash proceeds of $3 million. The Corporation recorded a loss of $5 million upon sale closing during the first quarter of 2022.

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

The composition of receivables is as follows:

(In thousands)	March 31, 2023	December 31, 2022
Billed receivables:
Trade and other receivables	$397,301	$412,682
Unbilled receivables:
Recoverable costs and estimated earnings not billed	328,199	316,682
Less: Progress payments applied	(28)	(67)
Net unbilled receivables	328,171	316,615
Less: Allowance for doubtful accounts	(5,224)	(4,694)
Receivables, net	$720,248	$724,603

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

The composition of inventories is as follows:

(In thousands)	March 31, 2023	December 31, 2022
Raw materials	$259,191	$242,116
Work-in-process	93,948	76,328
Finished goods	134,348	128,090
Inventoried costs related to U.S. Government and other long-term contracts (1)	43,433	39,685
Inventories, net of reserves	530,920	486,219
Less: Progress payments applied	(2,983)	(3,106)
Inventories, net	$527,937	$483,113

(1) As of March 31, 2023, this caption includes capitalized development costs of $16.3 million related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of March 31, 2023, capitalized development costs of $10.6 million are not currently supported by existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2022	$321,550	$702,786	$520,299	$1,544,635
Foreign currency translation adjustment	1,473	2,224	816	4,513
March 31, 2023	$323,023	$705,010	$521,115	$1,549,148

7.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	March 31, 2023			December 31, 2022
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$306,710	$(181,330)	$125,380	$306,160	$(176,675)	$129,485
Customer related intangibles	668,233	(308,903)	359,330	666,638	(298,160)	368,478
Programs (1)	144,000	(36,000)	108,000	144,000	(34,200)	109,800
Other intangible assets	53,982	(41,475)	12,507	53,879	(40,745)	13,134
Total	$1,172,925	$(567,708)	$605,217	$1,170,677	$(549,780)	$620,897

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the three months ended March 31, 2023 was $16 million, as compared to $14 million in the comparable prior year period.  The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2023	$65
2024	$57
2025	$54
2026	$53
2027	$50

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Forward Foreign Exchange and Currency Option Contracts

The Corporation has foreign currency exposure, primarily against the British Pound, Euro, and Canadian dollar. The Corporation uses financial instruments, such as forward and option contracts, to hedge a portion of existing and anticipated foreign currency denominated transactions. The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. Guidance on accounting for derivative instruments and hedging activities requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets based upon quoted market prices for comparable instruments.

Interest Rate Risks and Related Strategies

The Corporation’s primary interest rate exposure results from changes in U.S. dollar interest rates. The Corporation’s policy is to manage interest cost using a mix of fixed and variable rate debt.

Effects on Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The losses and gains and on forward exchange derivative contracts not designated for hedge accounting are recognized to general and administrative expenses within the Condensed Consolidated Statements of Earnings. The gain for the three months ended March 31, 2023 was $4 million. The loss for the three months ended March 31, 2022 was immaterial.

Debt

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of March 31, 2023.  Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement, due 2027	$178,200	$178,200	$—	$—
3.70% Senior notes due 2023	—	—	202,500	202,082
3.85% Senior notes due 2025	90,000	88,331	90,000	87,298
4.24% Senior notes due 2026	200,000	195,529	200,000	191,760
4.05% Senior notes due 2028	67,500	64,926	67,500	63,300
4.11% Senior notes due 2028	90,000	86,338	90,000	83,955
3.10% Senior notes due 2030	150,000	131,958	150,000	127,429
3.20% Senior notes due 2032	150,000	128,166	150,000	123,656
4.49% Senior notes due 2032	200,000	189,022	200,000	183,007
4.64% Senior notes due 2034	100,000	93,730	100,000	90,341
Total debt	1,225,700	1,156,200	1,250,000	1,152,828
Debt issuance costs, net	(1,705)	(1,705)	(1,631)	(1,631)
Unamortized interest rate swap proceeds	5,624	5,624	6,031	6,031
Total debt, net	$1,229,619	$1,160,119	1,254,400	1,157,228

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2022 Annual Report on Form 10-K filed with the SEC.

The components of net periodic pension cost/(benefit) were as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Service cost	$4,127	$6,063
Interest cost	8,790	5,288
Expected return on plan assets	(15,820)	(13,857)
Amortization of prior service cost	(33)	(86)
Amortization of unrecognized actuarial loss	77	4,006
Cost of settlements	—	1,842
Net periodic pension cost/(benefit)	$(2,859)	$3,256

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the three months ended March 31, 2023, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2023.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three months ended March 31, 2023 and 2022, the expense relating to the plan was $6.1 million and $5.7 million, respectively.

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Basic weighted-average shares outstanding	38,303	38,456
Dilutive effect of deferred stock compensation	213	212
Diluted weighted-average shares outstanding	38,516	38,668

For the three months ended March 31, 2023 and 2022, approximately 24,000 and 26,000 shares, respectively, issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

11.           SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment were as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Net sales
Aerospace & Industrial	$203,586	$191,850
Defense Electronics	163,070	143,938
Naval & Power	266,814	225,315
Less: Intersegment revenues	(2,610)	(1,642)
Total consolidated	$630,860	$559,461

Operating income (expense)
Aerospace & Industrial	$26,545	$24,853
Defense Electronics	23,368	23,290
Naval & Power	37,937	27,288
Corporate and other (1)	(9,235)	(14,921)
Total consolidated	$78,615	$60,510
(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Total operating income	$78,615	$60,510
Interest expense	12,944	9,530
Other income, net	7,767	2,997
Earnings before income taxes	$73,438	$53,977

(In thousands)	March 31, 2023	December 31, 2022
Identifiable assets
Aerospace & Industrial	$1,041,860	$1,041,562
Defense Electronics	1,545,190	1,546,331
Naval & Power	1,498,003	1,488,867
Corporate and Other	277,072	372,842
Total consolidated	$4,362,125	$4,449,602

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2021	$(99,566)	$(90,899)	$(190,465)
Other comprehensive income (loss) before reclassifications (1)	(61,241)	(23,447)	(84,688)
Amounts reclassified from accumulated other comprehensive loss (1)	—	16,237	16,237
Net current period other comprehensive income (loss)	(61,241)	(7,210)	(68,451)
December 31, 2022	$(160,807)	$(98,109)	$(258,916)
Other comprehensive income (loss) before reclassifications (1)	14,666	(223)	14,443
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	31	31
Net current period other comprehensive income (loss)	14,666	(192)	14,474
March 31, 2023	$(146,141)	$(98,301)	$(244,442)

(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$33	Other income, net
Amortization of actuarial losses	(77)	Other income, net
	(44)	Earnings before income taxes
	13	Provision for income taxes
Total reclassifications	$(31)	Net earnings

13.           CONTINGENCIES AND COMMITMENTS

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

From time to time, the Corporation is involved in legal proceedings that are incidental to the operation of its business. Some of these proceedings allege damages relating to asbestos and environmental exposures, intellectual property matters, copyright infringement, personal injury claims, employment and employee benefit matters, government contract issues, commercial or contractual disputes, and acquisitions or divestitures. The Corporation continues to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including assessment of the merits of the particular claim, as well as current accruals and insurance coverage, the Corporation does not believe that the disposition of any of these matters, individually or in the aggregate, will have a material adverse effect on its condensed consolidated financial condition, results of operations, and cash flows.

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of March 31, 2023 and December 31, 2022, there were $19 million and $17 million of stand-by letters of credit outstanding, respectively. As of March 31, 2023 and December 31, 2022, there were $14 million and $3 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility.  The Corporation has provided this financial assurance in the form of a $35 million surety bond.

AP1000 Program

In February 2022, the Corporation and Westinghouse Electric Company (WEC) executed a settlement agreement to resolve all open claims and counterclaims under the AP1000 U.S. and China contracts. Under the terms of the settlement agreement, the Corporation paid WEC $15 million in the first quarter of 2022 and a final amount of $10 million in the first quarter of 2023 in exchange for the Corporation’s full release from all open claims under such contracts, whether known or unknown, as well as negotiating and executing a right of first refusal for all future AP1000 projects.

******

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, (d) impacts on our business relating to ongoing supply chain delivery disruptions, significant inflation, higher interest rates or deflation, and measures taken by governments and private industry in response, (e) statements of future economic performance and potential impacts due to the conflict between Russia and Ukraine, (f) the effect of laws, rules, regulations, new accounting pronouncements, and outstanding litigation on our business and future performance, and (g) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2022 Annual Report on Form 10-K filed with the SEC, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements (including the Notes to Condensed Consolidated Financial Statements) and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We report our operations through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We operate across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Approximately 66% of our 2023 revenues are expected to be generated from A&D-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three months ended March 31, 2023. The financial information as of March 31, 2023 should be read in conjunction with the financial statements for the year ended December 31, 2022 contained in our Form 10-K filed with the SEC.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2023	2022	% change
Sales
Aerospace & Industrial	$202,447	$191,112	6%
Defense Electronics	162,154	143,069	13%
Naval & Power	266,259	225,280	18%
Total sales	$630,860	$559,461	13%

Operating income
Aerospace & Industrial	$26,545	$24,853	7%
Defense Electronics	23,368	23,290	—%
Naval & Power	37,937	27,288	39%
Corporate and other	(9,235)	(14,921)	38%
Total operating income	$78,615	$60,510	30%

Interest expense	12,944	9,530	(36)%
Other income, net	7,767	2,997	159%

Earnings before income taxes	73,438	53,977	36%
Provision for income taxes	(16,592)	(13,292)	(25%)
Net earnings	$56,846	$40,685	40%

New orders	$717,817	$634,265	13%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2023 vs. 2022
	Sales	Operating Income
Organic	11%	16%
Acquisitions	3%	—%
Loss on divestiture	—%	9%
Foreign currency	(1%)	5%
Total	13%	30%

Sales during the three months ended March 31, 2023 increased $71 million, or 13%, to $631 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $11 million, $19 million, and $41 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income during the three months ended March 31, 2023 increased $18 million, or 30%, to $79 million, compared with the prior year period, while operating margin increased 170 basis points to 12.5%, compared with the same period in 2022. In the Naval & Power segment, increases in operating income and operating margin were primarily due to the absence of a prior year loss on sale of our industrial valves business in Germany, as well as favorable overhead absorption on higher organic sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income and operating margin in the Aerospace & Industrial segment increased primarily due to favorable overhead absorption on higher sales. In the Defense Electronics segment, operating income was essentially flat while operating margin decreased, as favorable absorption on higher sales was offset by unfavorable mix on defense electronics products.

Non-segment operating expense during the three months ended March 31, 2023 decreased $6 million, or 38%, to $9 million, primarily due to the absence of costs associated with shareholder activism in the prior year period.

Interest expense increased $3 million, or 36%, to $13 million, primarily due to the issuance of $300 million Senior Notes in October 2022 as well as higher interest rates in the current period under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”).

Other income, net during the three months ended March 31, 2023 increased $5 million, or 159%, to $8 million, primarily due to the absence of pension settlement charges recognized in the prior year period related to the retirement of a former executive.

The effective tax rate for the three months ended March 31, 2023 of 22.6% decreased as compared to an effective tax rate of 24.6% in the prior year period, primarily due to higher stock compensation benefits in the current period.

Comprehensive income for the three months ended March 31, 2023 was $71 million, compared to comprehensive income of $40 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $16 million, primarily due to higher operating income.
•Foreign currency translation adjustments for the three months ended March 31, 2023 resulted in a $15 million comprehensive gain, compared to a $7 million comprehensive loss in the prior period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound.

New orders increased $84 million during the three months ended March 31, 2023 from the comparable prior year period, primarily due to an increase in orders for defense electronics equipment in the Defense Electronics segment, as well as an increase in orders for actuation products within our A&D markets in the Aerospace & Industrial segment. These increases were partially offset by the timing of naval defense orders in the Naval & Power segment. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2023	2022	% change
Sales	$202,447	$191,112	6%
Operating income	26,545	24,853	7%
Operating margin	13.1%	13.0%	10	bps
New orders	$258,644	$228,314	13%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2023 vs. 2022
	Sales	Operating Income
Organic	8%	4%
Acquisitions	—%	—%
Foreign currency	(2%)	3%
Total	6%	7%

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

Sales during the three months ended March 31, 2023 increased $11 million, or 6%, to $202 million from the prior year period, primarily due to higher demand for sensors products as well as surface treatment services on narrow-body and wide-body platforms in the commercial aerospace market. The general industrial market benefited from higher sales of surface treatment services and industrial vehicle products.

Operating income during the three months ended March 31, 2023 increased $2 million, or 7%, to $27 million from the prior year period, and operating margin increased 10 basis points to 13.1%. The increase in operating income and operating margin was primarily due to favorable overhead absorption on higher sales, partially offset by unfavorable mix on sensors products.

New orders during the three months ended March 31, 2023 increased $30 million from the comparable prior year period, primarily due to an increase in orders for actuation products within our A&D markets.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended
	March 31,
(In thousands)	2023	2022	% change
Sales	$162,154	$143,069	13%
Operating income	23,368	23,290	—%
Operating margin	14.4%	16.3%	(190	bps)
New orders	$234,115	$159,688	47%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2023 vs. 2022
	Sales	Operating Income
Organic	14%	(7%)
Acquisitions	—%	—%
Foreign currency	(1%)	7%
Total	13%	—%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the three months ended March 31, 2023 increased $19 million, or 13%, to $162 million from the prior year period. In the ground defense market, sales increased $27 million primarily due to higher demand for tactical battlefield communications equipment. This increase was partially offset by lower sales of $9 million in the aerospace defense market primarily due to timing of sales of embedded computing equipment on various helicopter and unmanned aerial vehicle programs.

Operating income during the three months ended March 31, 2023 of $23 million was essentially flat against the prior year period, and operating margin decreased 190 basis points from the prior year period to 14.4%, as favorable absorption on higher sales was offset by unfavorable mix on defense electronics products.

New orders during the three months ended March 31, 2023 increased $74 million from the comparable prior year period, primarily due to an increase in orders for defense electronics equipment, including embedded computing and tactical communications products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended
	March 31,
(In thousands)	2023	2022	% change
Sales	$266,259	$225,280	18%
Operating income	37,937	27,288	39%
Operating margin	14.2%	12.1%	210	bps
New orders	$225,058	$246,263	(9%)

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2023 vs. 2022
	Sales	Operating Income
Organic	11%	18%
Acquisitions	7%	—%
Loss on divestiture	—%	20%
Foreign currency	—%	1%
Total	18%	39%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales during the three months ended March 31, 2023 increased $41 million, or 18%, to $266 million from the prior year period, primarily due to higher sales across our aerospace defense, naval defense, and power & process markets. In the aerospace defense market, sales increased $16 million due to the incremental impact from our arresting systems acquisition. Sales in the naval defense market benefited $9 million primarily due to higher sales on the Columbia-class submarine and CVN-81 aircraft carrier programs, partially offset by the timing of sales on the CVN-80 aircraft carrier program. In the power & process market, sales increased $15 million primarily due to higher nuclear aftermarket sales supporting the maintenance of existing operating reactors as well as higher industrial valve sales in the process market.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the three months ended March 31, 2023 increased $11 million, or 39%, to $38 million, and operating margin increased 210 basis points from the prior year period to 14.2%, primarily due to the absence of a prior year loss on sale of our industrial valves business in Germany as well as favorable overhead absorption on higher organic sales.

New orders decreased $21 million during the three months ended March 31, 2023 from the comparable prior year period, primarily due to the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our operating results.

Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2023	2022	% change
Aerospace & Defense markets:
Aerospace Defense	$99,879	$98,004	2%
Ground Defense	66,256	39,108	69%
Naval Defense	171,956	162,967	6%
Commercial Aerospace	70,490	60,892	16%
Total Aerospace & Defense	$408,581	$360,971	13%

Commercial markets:
Power & Process	120,339	104,788	15%
General Industrial	101,940	93,702	9%
Total Commercial	$222,279	$198,490	12%

Total Curtiss-Wright	$630,860	$559,461	13%

Aerospace & Defense markets
Sales during the three months ended March 31, 2023 increased $48 million, or 13%, to $409 million, primarily due to higher sales in the ground defense, naval defense, and commercial aerospace markets. Sales in the ground defense market increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to higher sales on the Columbia-class submarine and CVN-81 aircraft carrier programs, partially offset by timing of sales on the CVN-80 aircraft carrier program. Sales in the commercial aerospace market benefited from higher demand for sensors products as well as surface treatment services on narrow-body and wide-body platforms. In the aerospace defense market, the incremental impact from our arresting systems acquisition was partially offset by the timing of sales of embedded computing equipment on various helicopter and unmanned aerial vehicle programs.

Commercial markets
Sales during the three months ended March 31, 2023 increased $24 million, or 12%, to $222 million. In the power & process market, sales increased primarily due to higher nuclear aftermarket sales supporting the maintenance of existing operating reactors, as well as higher industrial valve sales in the process market. The general industrial market benefited from higher sales of both surface treatment services and industrial vehicle products.

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

Condensed Consolidated Statements of Cash Flows	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Cash provided by (used in):
Operating activities	$(91,599)	$(124,315)
Investing activities	(10,437)	(10,391)
Financing activities	(31,729)	106,179
Effect of exchange-rate changes on cash	7,450	(5,795)
Net decrease in cash and cash equivalents	(126,315)	(34,322)

Net cash used in operating activities decreased $33 million from the prior year period, primarily due to higher cash earnings and improved working capital. These increases were partially offset by higher tax payments in the current period.

Net cash used in investing activities of $10 million was essentially flat compared to the prior year period.

Net cash provided by financing activities decreased $138 million from the prior year period, primarily due to the repayment of our 2013 Notes. This decrease was partially offset by higher current period net borrowings under our credit facility. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

During the three months ended March 31, 2023, we repaid $203 million of the 2013 Notes that matured on February 26, 2023.

The Corporation’s debt outstanding had an average interest rate of 4.4% and 3.2% for the three months ended March 31, 2023 and 2022, respectively. The Corporation’s average debt outstanding was $1,129 million and $1,112 million for the three months ended March 31, 2023 and 2022, respectively.

Credit Agreement

As of March 31, 2023, the Corporation had $178 million of outstanding borrowings under its credit facility and approximately $19 million in letters of credit supported by the credit facility. The unused credit available under the credit facility as of March 31, 2023 was $553 million which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the three months ended March 31, 2023, the Corporation used $12 million of cash to repurchase approximately 0.1 million outstanding shares under its share repurchase program. During the three months ended March 31, 2022, the Corporation used $19 million of cash to repurchase approximately 0.1 million outstanding shares under its share repurchase program.

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

As of March 31, 2023, we had the ability to borrow additional debt of approximately $1.8 billion without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 22, 2023, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2023.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2022 Annual Report on Form 10-K filed with the SEC.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2023 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2023. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2022 Annual Report on Form 10-K filed with the SEC.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2023.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	24,406	$163.72	24,406	$196,143,724
February 1 - February 28	22,046	$172.18	46,452	$192,347,880
March 1 - March 31	26,700	$172.09	73,152	$187,753,159
For the quarter ended March 31, 2023	73,152	$169.32	73,152	$187,753,159

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2023.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Director” of our 2023 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2022 Annual Report on Form 10-K.

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
Dated: May 4, 2023