Form 10-Q
period 2023-06-30
CURTISS WRIGHT CORP
filed 2023-08-03
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

or

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

Common Stock, par value $1.00 per share: 38,305,442 shares as of July 31, 2023.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net sales
Product sales	$583,036	$505,416	$1,107,917	$958,837
Service sales	121,360	103,941	227,339	209,981
Total net sales	704,396	609,357	1,335,256	1,168,818
Cost of sales
Cost of product sales	369,549	316,389	713,306	610,916
Cost of service sales	75,274	64,454	140,969	127,986
Total cost of sales	444,823	380,843	854,275	738,902
Gross profit	259,573	228,514	480,981	429,916
Research and development expenses	20,210	23,868	42,234	44,417
Selling expenses	34,273	30,407	66,698	58,499
General and administrative expenses	92,315	76,134	180,659	163,734
Loss on divestiture	—	—	—	4,651
Operating income	112,775	98,105	191,390	158,615
Interest expense	14,992	9,788	27,936	19,318
Other income, net	7,954	4,555	15,721	7,552
Earnings before income taxes	105,737	92,872	179,175	146,849
Provision for income taxes	(24,738)	(22,000)	(41,330)	(35,292)
Net earnings	$80,999	$70,872	$137,845	$111,557

Net earnings per share:
Basic earnings per share	$2.11	$1.84	$3.60	$2.90
Diluted earnings per share	$2.10	$1.83	$3.58	$2.89

Dividends per share	0.20	0.19	0.39	0.37

Weighted-average shares outstanding:
Basic	38,329	38,429	38,309	38,438
Diluted	38,555	38,654	38,528	38,657
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings	$80,999	$70,872	$137,845	$111,557
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$19,298	$(40,336)	$33,964	$(47,161)
Pension and postretirement adjustments, net of tax (1)	(231)	3,988	(423)	9,754
Other comprehensive income (loss), net of tax	19,067	(36,348)	33,541	(37,407)
Comprehensive income	$100,066	$34,524	$171,386	$74,150

(1) The tax benefit (expense) included in foreign currency translation adjustments and pension and postretirement adjustments for the three and six months ended June 30, 2023 and June 30, 2022 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$158,737	$256,974
Receivables, net	751,532	724,603
Inventories, net	545,596	483,113
Other current assets	67,693	52,623
Total current assets	1,523,558	1,517,313
Property, plant, and equipment, net	340,857	342,708
Goodwill	1,555,908	1,544,635
Other intangible assets, net	589,932	620,897
Operating lease right-of-use assets, net	143,814	153,855
Prepaid pension asset	232,557	222,627
Other assets	54,472	47,567
Total assets	$4,441,098	$4,449,602
Liabilities
Current liabilities:
Current portion of long-term debt	—	202,500
Accounts payable	233,602	266,525
Accrued expenses	144,073	177,536
Deferred revenue	264,766	242,483
Other current liabilities	78,486	82,395
Total current liabilities	720,927	971,439
Long-term debt	1,176,066	1,051,900
Deferred tax liabilities, net	117,882	123,001
Accrued pension and other postretirement benefit costs	58,267	58,348
Long-term operating lease liability	122,939	132,275
Long-term portion of environmental reserves	13,497	12,547
Other liabilities	93,256	107,973
Total liabilities	2,302,834	2,457,483
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 49,187,378 shares issued as of June 30, 2023 and December 31, 2022; outstanding shares were 38,292,332 as of June 30, 2023 and 38,259,722 as of December 31, 2022	49,187	49,187
Additional paid in capital	130,846	134,553
Retained earnings	3,297,281	3,174,396
Accumulated other comprehensive loss	(225,375)	(258,916)
Common treasury stock, at cost (10,895,046 shares as of June 30, 2023 and 10,927,656 shares as of December 31, 2022)	(1,113,675)	(1,107,101)
Total stockholders’ equity	2,138,264	1,992,119
Total liabilities and stockholders’ equity	$4,441,098	$4,449,602

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net earnings	$137,845	$111,557
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Depreciation and amortization	57,975	53,645
Loss on divestiture	—	4,651
Loss/(gain) on sale/disposal of long-lived assets	16	(3,004)
Deferred income taxes	(6,553)	(4,516)
Share-based compensation	8,859	7,580
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(22,370)	(47,826)
Inventories, net	(57,557)	(58,620)
Progress payments	1,830	(954)
Accounts payable and accrued expenses	(72,019)	(55,406)
Deferred revenue	21,586	(45,397)
Pension and postretirement liabilities, net	(9,392)	(4,376)
Other current and long-term assets and liabilities	(40,867)	(50,605)
Net cash provided by (used for) operating activities	19,353	(93,271)
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	473	6,319
Additions to property, plant, and equipment	(22,664)	(19,492)
Additional consideration paid on prior year acquisitions	—	(5,062)
Net cash used for investing activities	(22,191)	(18,235)
Cash flows from financing activities:
Borrowings under revolving credit facilities	481,099	653,547
Payments of revolving credit facilities	(356,099)	(494,347)
Principal payments on debt	(202,500)	—
Repurchases of common stock	(24,365)	(31,645)
Proceeds from share-based compensation	5,225	5,284
Dividends paid	(7,290)	(14,220)
Other	(537)	(499)
Net cash (used for)/provided by financing activities	(104,467)	118,120
Effect of exchange-rate changes on cash	9,068	(6,204)
Net increase (decrease) in cash and cash equivalents	(98,237)	410
Cash and cash equivalents at beginning of period	256,974	171,004
Cash and cash equivalents at end of period	$158,737	$171,414
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2022	$49,187	$134,553	$3,174,396	$(258,916)	$(1,107,101)
Net earnings	—	—	137,845	—	—
Other comprehensive income, net of tax	—	—	—	33,541	—
Dividends declared	—	—	(14,960)	—	—
Restricted stock	—	(13,878)	—	—	13,878
Employee stock purchase plan	—	1,483	—	—	3,742
Share-based compensation	—	8,949	—	—	(90)
Repurchase of common stock (1)	—	—	—	—	(24,365)
Other	—	(261)	—	—	261
June 30, 2023	$49,187	$130,846	$3,297,281	$(225,375)	$(1,113,675)

	For the three months ended June 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2023	$49,187	$126,909	$3,223,944	$(244,442)	$(1,101,439)
Net earnings	—	—	80,999	—	—
Other comprehensive income, net of tax	—	—	—	19,067	—
Dividends declared	—	—	(7,662)	—	—
Restricted stock	—	(73)	—	—	73
Share-based compensation	—	4,010	—	—	(330)
Repurchase of common stock (1)	—	—	—	—	(11,979)
June 30, 2023	$49,187	$130,846	$3,297,281	$(225,375)	$(1,113,675)

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

See notes to condensed consolidated financial statements
(1) For the three and six months ended June 30, 2023, the Corporation repurchased approximately 0.1 million and 0.1 million shares of its common stock, respectively. For the three and six months ended June 30, 2022, the Corporation repurchased approximately 0.1 million and 0.2 million shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and six months ended June 30, 2023 and 2022, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2022 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and six months ended June 30, 2023 and 2022:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Over-time	46%	53%	47%	53%
Point-in-time	54%	47%	53%	47%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.8 billion as of June 30, 2023, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Aerospace & Defense
Aerospace Defense	$132,192	$94,545	$232,071	$192,549
Ground Defense	70,875	44,393	137,132	83,501
Naval Defense	180,956	172,786	352,912	335,753
Commercial Aerospace	82,033	68,192	152,523	129,084
Total Aerospace & Defense	$466,056	$379,916	$874,638	$740,887

Commercial
Power & Process	$131,000	$125,355	$251,338	$230,143
General Industrial	107,340	104,086	209,280	197,788
Total Commercial	$238,340	$229,441	$460,618	$427,931

Total	$704,396	$609,357	$1,335,256	$1,168,818

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and six months ended June 30, 2023 included in the contract liabilities balance as of January 1, 2023 was approximately $58 million and $147 million, respectively. Revenue recognized during the three and six months ended June 30, 2022 included in the contract liabilities balance as of January 1, 2022 was approximately $56 million and $135 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

The composition of receivables is as follows:

(In thousands)	June 30, 2023	December 31, 2022
Billed receivables:
Trade and other receivables	$434,557	$412,682
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	322,025	316,682
Less: Progress payments applied	(435)	(67)
Net unbilled receivables	321,590	316,615
Less: Allowance for doubtful accounts	(4,615)	(4,694)
Receivables, net	$751,532	$724,603

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

The composition of inventories is as follows:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$252,666	$242,116
Work-in-process	102,339	76,328
Finished goods	148,493	128,090
Inventoried costs related to U.S. Government and other long-term contracts (1)	44,872	39,685
Inventories, net of reserves	548,370	486,219
Less: Progress payments applied	(2,774)	(3,106)
Inventories, net	$545,596	$483,113

(1) This caption includes capitalized development costs of $15.5 million as of June 30, 2023 related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of June 30, 2023, capitalized development costs of $8.3 million are not currently supported by existing firm orders.

6.           GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2023 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2022	$321,550	$702,786	$520,299	$1,544,635
Foreign currency translation adjustment	3,070	5,473	2,730	11,273
June 30, 2023	$324,620	$708,259	$523,029	$1,555,908

7.           OTHER INTANGIBLE ASSETS, NET

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2023			December 31, 2022
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$309,627	$(188,261)	$121,366	$306,160	$(176,675)	$129,485
Customer related intangibles	670,523	(320,041)	350,482	666,638	(298,160)	368,478
Programs (1)	144,000	(37,800)	106,200	144,000	(34,200)	109,800
Other intangible assets	54,187	(42,303)	11,884	53,879	(40,745)	13,134
Total	$1,178,337	$(588,405)	$589,932	$1,170,677	$(549,780)	$620,897

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the six months ended June 30, 2023 was $33 million, as compared to $28 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

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

Effects on Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The gains and losses on forward exchange derivative contracts not designated for hedge accounting are recognized to general and administrative expenses within the Condensed Consolidated Statements of Earnings. The gains for the three and six months ended June 30, 2023 were $3 million and $6 million, respectively. The losses for the three and six months ended June 30, 2022 were $5 million and $6 million, respectfully.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of June 30, 2023. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit agreement, due 2027	$125,000	$125,000	$—	$—
3.70% Senior notes due 2023	—	—	202,500	202,082
3.85% Senior notes due 2025	90,000	86,918	90,000	87,298
4.24% Senior notes due 2026	200,000	192,590	200,000	191,760
4.05% Senior notes due 2028	67,500	63,748	67,500	63,300
4.11% Senior notes due 2028	90,000	84,628	90,000	83,955
3.10% Senior notes due 2030	150,000	128,742	150,000	127,429
3.20% Senior notes due 2032	150,000	124,306	150,000	123,656
4.49% Senior notes due 2032	200,000	183,150	200,000	183,007
4.64% Senior notes due 2034	100,000	90,700	100,000	90,341
Total debt	1,172,500	1,079,782	1,250,000	1,152,828
Debt issuance costs, net	(1,651)	(1,651)	(1,631)	(1,631)
Unamortized interest rate swap proceeds	5,217	5,217	6,031	6,031
Total debt, net	$1,176,066	$1,083,348	$1,254,400	$1,157,228

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2022 Annual Report on Form 10-K.

The components of net periodic pension cost for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Service cost	$4,137	$5,970	$8,264	$12,033
Interest cost	8,811	5,418	17,601	10,706
Expected return on plan assets	(15,858)	(13,858)	(31,678)	(27,715)
Amortization of prior service cost	(33)	(87)	(66)	(173)
Amortization of unrecognized actuarial loss	76	3,845	153	7,851
Cost of settlements	—	—	—	1,842
Net periodic pension cost	$(2,867)	$1,288	$(5,726)	$4,544

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the six months ended June 30, 2023, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2023.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2022, the Company recognized settlement charges related to the retirement of former executives. The settlement charges represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and six months ended June 30, 2023, the expense relating to the plan was $6.1 million and $12.2 million, respectively. During the three and six months ended June 30, 2022, the expense relating to the plan was $4.6 million and $10.3 million, respectively.

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Basic weighted-average shares outstanding	38,329	38,429	38,309	38,438
Dilutive effect of deferred stock compensation	226	225	219	219
Diluted weighted-average shares outstanding	38,555	38,654	38,528	38,657

For the three and six months ended June 30, 2023, approximately 20,000 and 22,000 shares, respectively, issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were approximately 37,000 and 31,000 anti-dilutive equity-based awards for the three and six months ended June 30, 2022, respectively.

11.           SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Net sales
Aerospace & Industrial	$226,766	$209,311	$430,352	$401,161
Defense Electronics	198,407	150,404	361,477	294,342
Naval & Power	280,731	251,313	547,545	476,628
Less: Intersegment revenues	(1,508)	(1,671)	(4,118)	(3,313)
Total consolidated	$704,396	$609,357	$1,335,256	$1,168,818

Operating income (expense)
Aerospace & Industrial	$35,665	$32,464	$62,210	$57,317
Defense Electronics	43,180	24,460	66,548	47,750
Naval & Power	46,782	50,001	84,719	77,289
Corporate and other (1)	(12,852)	(8,820)	(22,087)	(23,741)
Total consolidated	$112,775	$98,105	$191,390	$158,615

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Total operating income	$112,775	$98,105	$191,390	$158,615
Interest expense	14,992	9,788	27,936	19,318
Other income, net	7,954	4,555	15,721	7,552
Earnings before income taxes	$105,737	$92,872	$179,175	$146,849

(In thousands)	June 30, 2023	December 31, 2022
Identifiable assets
Aerospace & Industrial	$1,064,442	$1,041,562
Defense Electronics	1,567,053	1,546,331
Naval & Power	1,517,090	1,488,867
Corporate and Other	292,513	372,842
Total consolidated	$4,441,098	$4,449,602

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2021	$(99,566)	$(90,899)	$(190,465)
Other comprehensive income (loss) before reclassifications (1)	(61,241)	(23,447)	(84,688)
Amounts reclassified from accumulated other comprehensive income (1)	—	16,237	16,237
Net current period other comprehensive income (loss)	(61,241)	(7,210)	(68,451)
December 31, 2022	$(160,807)	$(98,109)	$(258,916)
Other comprehensive income (loss) before reclassifications (1)	33,964	(485)	33,479
Amounts reclassified from accumulated other comprehensive income (1)	—	62	62
Net current period other comprehensive income (loss)	33,964	(423)	33,541
June 30, 2023	$(126,843)	$(98,532)	$(225,375)
(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$66	Other income, net
Amortization of actuarial losses	(153)	Other income, net
	(87)	Earnings before income taxes
	25	Provision for income taxes
Total reclassifications	$(62)	Net earnings

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of June 30, 2023 and December 31, 2022, there were $21 million and $17 million of stand-by letters of credit outstanding, respectively, and $14 million and $3 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35 million surety bond.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation along with its subsidiaries is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We report our operations through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We operate across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Approximately 67% of our 2023 revenues are expected to be generated from A&D-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and six month periods ended June 30, 2023. The financial information as of June 30, 2023 should be read in conjunction with the financial statements for the year ended December 31, 2022 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Sales
Aerospace & Industrial	$226,260	$208,572	8%	$428,707	$399,684	7%
Defense Electronics	197,722	149,549	32%	359,876	292,618	23%
Naval & Power	280,414	251,236	12%	546,673	476,516	15%
Total sales	$704,396	$609,357	16%	$1,335,256	$1,168,818	14%

Operating income
Aerospace & Industrial	$35,665	$32,464	10%	$62,210	$57,317	9%
Defense Electronics	43,180	24,460	77%	66,548	47,750	39%
Naval & Power	46,782	50,001	(6%)	84,719	77,289	10%
Corporate and other	(12,852)	(8,820)	(46%)	(22,087)	(23,741)	7%
Total operating income	$112,775	$98,105	15%	$191,390	$158,615	21%

Interest expense	14,992	9,788	(53%)	27,936	19,318	(45%)
Other income, net	7,954	4,555	75%	15,721	7,552	108%

Earnings before income taxes	105,737	92,872	14%	179,175	146,849	22%
Provision for income taxes	(24,738)	(22,000)	(12%)	(41,330)	(35,292)	(17%)
Net earnings	$80,999	$70,872	14%	$137,845	$111,557	24%

New orders	$841,602	$776,162	8%	$1,559,418	$1,410,428	11%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 vs. 2022		2023 vs. 2022
	Sales	Operating Income	Sales	Operating Income
Organic	12%	13%	11%	14%
Acquisitions	4%	—%	3%	—%
Loss on divestiture	—%	—%	—%	3%
Foreign currency	—%	2%	—%	4%
Total	16%	15%	14%	21%

Sales in the second quarter increased $95 million, or 16%, to $704 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $18 million, $48 million, and $29 million, respectively.

Sales during the six months ended June 30, 2023 increased $166 million, or 14%, to $1,335 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $29 million, $67 million, and $70 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the second quarter increased $15 million, or 15%, to $113 million, while operating margin decreased 10 basis points to 16.0% compared with the same period in 2022. Operating income and operating margin in the Defense Electronics segment benefited from favorable overhead absorption on higher sales. In the Aerospace & Industrial segment, favorable overhead absorption on higher sales was partially offset by unfavorable mix on actuation and sensors products. In the Naval & Power segment, both operating income and operating margin decreased, as favorable overhead absorption on higher sales was more than offset by unfavorable product mix as well as first year purchase accounting costs from our arresting systems acquisition.

Operating income during the six months ended June 30, 2023 increased $33 million, or 21%, to $191 million, and operating margin increased 70 basis points to 14.3%, compared with the same period in 2022. In the Defense Electronics segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, partially offset by unfavorable mix on defense electronics products. Operating income and operating margin in the Aerospace & Industrial segment increased primarily due to favorable overhead absorption on higher sales, partially offset by unfavorable mix on actuation and sensors products. In the Naval & Power segment, operating income benefited from the absence of a prior year loss on sale of our industrial valves business in Germany, as well as favorable overhead absorption on higher organic sales. These increases were partially offset by unfavorable product mix as well as first year purchase accounting costs from our arresting systems acquisition.

Non-segment operating expense in the second quarter increased $4 million, or 46%, to $13 million, primarily due to higher foreign currency losses in the current period. Non-segment operating expense during the six months ended June 30, 2023 decreased $2 million, or 7%, to $22 million, as the absence of costs associated with shareholder activism recorded in the prior year period was partially offset by higher foreign currency losses in the current period.

Interest expense in the second quarter and six months ended June 30, 2023 increased $5 million, or 53%, to $15 million and $9 million, or 45%, to $28 million, respectively, primarily due to the issuance of $300 million Senior Notes in October 2022 as well as higher interest rates in the current period under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”).

Other income, net in the second quarter increased $3 million, or 75%, to $8 million. Other income, net during the six months ended June 30, 2023 increased $8 million, or 108%, to $16 million. Increases in both periods were primarily due to lower overall pension costs against the comparable prior year periods.

The effective tax rate of 23.4% in the second quarter decreased compared to an effective tax rate of 23.7% in the prior year period, primarily due to lower expected executive compensation adjustments in the current period. The effective tax rate of 23.1% for the six months ended June 30, 2023 decreased as compared to an effective tax rate of 24.0%, primarily due to lower expected executive compensation adjustments and higher stock compensation benefits in the current period.

Comprehensive income in the second quarter was $100 million, compared to comprehensive income of $35 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the second quarter resulted in a $19 million comprehensive gain, compared to a $40 million comprehensive loss in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound.
•Net earnings increased $10 million, primarily due to higher operating income and other income, net.

Comprehensive income during the six months ended June 30, 2023 was $171 million, compared to comprehensive income of $74 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments for the six months ended June 30, 2023 resulted in a $34 million comprehensive gain, compared to a $47 million comprehensive loss in the prior period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound.
•Net earnings increased $26 million, primarily due to higher operating income and other income, net.

New orders in the second quarter increased $65 million from the comparable prior year period, primarily due to the incremental impact from our arresting systems acquisition, an increase in orders for nuclear aftermarket products and services,

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

and higher demand for naval defense products in the Naval & Power segment. New orders also benefited from an increase in orders for flight test equipment and tactical communications products in the Defense Electronics segment. These increases were partially offset by the timing of orders for actuation products within the Aerospace & Industrial segment.

New orders during the six months ended June 30, 2023 increased $149 million from the comparable prior year period, primarily due to the incremental impact from our arresting systems acquisition, as well as higher demand for commercial nuclear aftermarket products in the Naval & Power segment. New orders also benefited from an increase in orders for defense electronics equipment in the Defense Electronics segment.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Sales	$226,260	$208,572	8%	$428,707	$399,684	7%
Operating income	35,665	32,464	10%	62,210	57,317	9%
Operating margin	15.8%	15.6%	20 bps	14.5%	14.3%	20 bps
New orders	$192,670	$215,279	(11%)	$451,313	$443,593	2%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 vs. 2022		2023 vs. 2022
	Sales	Operating Income	Sales	Operating Income
Organic	9%	11%	8%	8%
Foreign currency	(1%)	(1%)	(1%)	1%
Total	8%	10%	7%	9%

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and aerospace & defense markets, and, to a lesser extent, the power & process markets.

Sales in the second quarter increased $18 million, or 8%, to $226 million from the prior year period. Sales in the commercial aerospace market benefited $9 million from higher demand for sensors products as well as surface treatment services on various narrow-body and wide-body platforms. Sales in the general industrial market increased primarily due to higher demand for industrial automation products. Sales increases in the naval defense and aerospace defense markets were primarily due to the timing of sales for actuation equipment on various programs.

Sales during the six months ended June 30, 2023 increased $29 million, or 7%, to $429 million from the prior year period, primarily due to higher sales in the commercial aerospace and general industrial markets. In the commercial aerospace market, sales increased $16 million primarily due to higher demand for sensors products as well as surface treatment services on various narrow-body and wide-body platforms. The general industrial market benefited from sales increases of $11 million primarily due to higher demand for industrial automation products as well as higher sales of surface treatment services.

Operating income in the second quarter increased $3 million, or 10%, to $36 million from the prior year period, and operating margin increased 20 basis points to 15.8%. Operating income during the six months ended June 30, 2023 increased $5 million, or 9%, to $62 million from the prior year period, and operating margin increased 20 basis points to 14.5%. The increases in

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

operating income and operating margin for each of the respective periods were primarily due to favorable overhead absorption on higher sales, partially offset by unfavorable mix on actuation and sensors products.

New orders in the second quarter decreased $23 million primarily due to the timing of orders for actuation products within our defense markets.

New orders during the six months ended June 30, 2023 increased $8 million primarily due to an increase in orders for actuation and sensors products within our A&D markets. This increase was partially offset by the timing of new orders for industrial vehicles.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Sales	$197,722	$149,549	32%	$359,876	$292,618	23%
Operating income	43,180	24,460	77%	66,548	47,750	39%
Operating margin	21.8%	16.4%	540 bps	18.5%	16.3%	220 bps
New orders	$229,555	$195,442	17%	$463,670	$355,130	31%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 vs. 2022		2023 vs. 2022
	Sales	Operating Income	Sales	Operating Income
Organic	32%	69%	23%	32%
Foreign currency	—%	8%	—%	7%
Total	32%	77%	23%	39%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the second quarter increased $48 million, or 32%, to $198 million from the prior year period. In the ground defense market, sales increased $27 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market benefited $13 million from higher sales of embedded computing and flight test instrumentation equipment on various fighter jet programs. Sales increases in the commercial aerospace market were primarily due to higher demand for avionics and flight test equipment on various domestic and international programs.

Sales during the six months ended June 30, 2023 increased $67 million, or 23%, to $360 million from the prior year period. In the ground defense market, sales increased $54 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the commercial aerospace market increased $8 million primarily due to higher demand for avionics and flight test equipment on various domestic and international platforms. Sales increases in the aerospace defense market were primarily due to higher demand for embedded computing and flight test instrumentation equipment on various fighter jet programs.

Operating income in the second quarter increased $19 million, or 77%, to $43 million compared to the prior year period, and operating margin increased 540 basis points from the prior year period to 21.8%, primarily due to favorable overhead absorption on higher sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the six months ended June 30, 2023 increased $19 million, or 39%, to $67 million, and operating margin increased 220 basis points from the prior year period to 18.5%, as favorable overhead absorption on higher sales was partially offset by unfavorable mix on defense electronics products.

New orders in the second quarter increased $34 million, primarily due to an increase in orders for flight test equipment and tactical communications products.

New orders during the six months ended June 30, 2023 increased $109 million primarily due to an increase in orders for defense electronics equipment, including embedded computing and tactical communications products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Sales	$280,414	$251,236	12%	$546,673	$476,516	15%
Operating income	46,782	50,001	(6%)	84,719	77,289	10%
Operating margin	16.7%	19.9%	(320 bps)	15.5%	16.2%	(70 bps)
New orders	$419,377	$365,441	15%	$644,435	$611,705	5%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 vs. 2022		2023 vs. 2022
	Sales	Operating Income	Sales	Operating Income
Organic	3%	(7%)	7%	2%
Acquisitions	9%	—%	8%	—%
Loss on divestiture	—%	—%	—%	7%
Foreign currency	—%	1%	—%	1%
Total	12%	(6%)	15%	10%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales in the second quarter increased $29 million, or 12%, to $280 million from the prior year period. In the aerospace defense market, sales increased $23 million due to the incremental impact from our arresting systems acquisition. Sales in the power & process market benefited from higher demand for industrial valves in the process market, as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors. These increases were partially offset by the wind-down on the China Direct AP1000 program. The naval defense market benefited from higher sales on the Columbia-class and Virginia-class submarine programs, partially offset by the timing of sales on various aircraft carrier programs.

Sales during the six months ended June 30, 2023 increased $70 million, or 15%, to $547 million from the prior year period, primarily due to higher sales across our aerospace defense, naval defense, and power & process markets. In the aerospace defense market, sales increased $39 million due to the incremental impact from our arresting systems acquisition. Sales in the naval defense market benefited $11 million primarily due to higher sales on the Columbia-class and Virginia-class submarine programs. In the power & process market, sales increased $19 million primarily due to higher nuclear aftermarket sales supporting the maintenance of existing operating reactors as well as higher industrial valve sales in the process market. These increases were partially offset by the wind-down on the China Direct AP1000 program.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the second quarter decreased $3 million, or 6%, to $47 million, and operating margin decreased 320 basis points from the prior year period to 16.7%, as favorable overhead absorption on higher sales was more than offset by unfavorable product mix as well as first year purchase accounting costs from our arresting systems acquisition.

Operating income during the six months ended June 30, 2023 increased $7 million, or 10%, to $85 million, while operating margin decreased 70 basis points from the prior year period to 15.5%. Both operating income and operating margin benefited from the absence of a prior year loss on sale of our industrial valves business in Germany as well as favorable overhead absorption on higher organic sales. These increases were partially offset by unfavorable product mix as well as first year purchase accounting costs from our arresting systems acquisition.

New orders in the second quarter increased $54 million primarily due to the incremental impact from our arresting systems acquisition, an increase in orders for nuclear aftermarket products and services, and higher demand for naval defense products.

New orders during the six months ended June 30, 2023 increased $33 million primarily due to the incremental impact from our arresting systems acquisition, as well as an increase in orders for nuclear aftermarket products and services.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Aerospace & Defense markets:
Aerospace Defense	$132,192	$94,545	40%	$232,071	$192,549	21%
Ground Defense	70,875	44,393	60%	137,132	83,501	64%
Naval Defense	180,956	172,786	5%	352,912	335,753	5%
Commercial Aerospace	82,033	68,192	20%	152,523	129,084	18%
Total Aerospace & Defense	$466,056	$379,916	23%	$874,638	$740,887	18%

Commercial markets:
Power & Process	$131,000	$125,355	5%	$251,338	$230,143	9%
General Industrial	107,340	104,086	3%	209,280	197,788	6%
Total Commercial	$238,340	$229,441	4%	$460,618	$427,931	8%

Total Curtiss-Wright	$704,396	$609,357	16%	$1,335,256	$1,168,818	14%

Aerospace & Defense markets
Sales in the second quarter increased $86 million, or 23%, to $466 million against the comparable prior year period, due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to the incremental impact from our arresting systems acquisition as well as higher demand for embedded computing and flight test instrumentation equipment on various fighter jet programs. In the ground defense market, sales increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the commercial aerospace market were primarily due to higher demand for sensors products and surface treatment services on various narrow-body and wide-body platforms, as well as higher sales of avionics and flight test equipment on various domestic and international programs. The naval defense market benefited primarily from higher sales on the Columbia-class and Virginia-class submarine programs, partially offset by lower sales on various aircraft carrier programs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the six months ended June 30, 2023 increased $134 million, or 18%, to $875 million, primarily due to higher sales across all markets. In the aerospace defense market, sales benefited from the incremental impact from our arresting systems acquisition. Sales in the ground defense market increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to higher sales on the Columbia-class and Virginia-class submarine programs, partially offset by lower sales on various aircraft carrier programs. Sales in the commercial aerospace market primarily benefited from higher demand for sensors products and surface treatment services on narrow-body and wide-body platforms, as well as higher demand for avionics and flight test equipment on various domestic and international platforms.

Commercial markets
Sales in the second quarter increased $9 million, or 4%, to $238 million. Sales in the power & process market benefited from higher demand for industrial valves in the process market, as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors. These increases were partially offset by the wind-down on the China Direct AP1000 program. Sales in the general industrial market increased primarily due to higher demand for industrial automation products.

Sales during the six months ended June 30, 2023 increased $33 million, or 8%, to $461 million. In the power & process market, sales increased primarily due to higher industrial valve sales in the process market, as well as higher nuclear aftermarket sales supporting the maintenance of existing operating reactors. These increases were partially offset by the wind-down on the China Direct AP1000 program. Sales in the general industrial market increased primarily due to higher demand for industrial automation products and surface treatment services.

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

Condensed Consolidated Statements of Cash Flows	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022
Cash provided by (used for):
Operating activities	$19,353	$(93,271)
Investing activities	(22,191)	(18,235)
Financing activities	(104,467)	118,120
Effect of exchange-rate changes on cash	9,068	(6,204)
Net increase (decrease) in cash and cash equivalents	(98,237)	410

Net cash provided by operating activities increased $113 million from the prior year period, primarily due to higher cash earnings and improved working capital. These increases were partially offset by higher tax payments in the current period.

Net cash used for investing activities increased $4 million from the prior year period, primarily due to higher capital spending during the current period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net cash used for financing activities increased $223 million from the prior year period, primarily due to the repayment of our 2013 Notes as well as lower current period net borrowings under our credit facility. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

During the six months ended June 30, 2023, we repaid $203 million of the 2013 Notes that matured on February 26, 2023.

The Corporation’s debt outstanding had an average interest rate of 4.1% and 4.0% for the three and six months ended June 30, 2023, respectively, and 3.2% for both the three and six months ended June 30, 2022, respectively. The Corporation’s average debt outstanding was $1.3 billion and $1.2 billion for the three and six months ended June 30, 2023, respectively, and $1.2 billion for both the three and six months ended June 30, 2022, respectively.

Credit Agreement

As of June 30, 2023, the Corporation had $125 million of outstanding borrowings under the Credit Agreement, and $21 million in letters of credit supported by the Credit Agreement. The unused credit available under the Credit Agreement as of June 30, 2023 was $604 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the six months ended June 30, 2023, the Corporation used $24 million of cash to repurchase approximately 0.1 million outstanding shares under its share repurchase program. During the six months ended June 30, 2022, the Corporation used $32 million of cash to repurchase approximately 0.2 million outstanding shares under its share repurchase program.

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

Dividends

The Corporation made dividend payments of $7 million and $14 million during the six months ended June 30, 2023 and June 30, 2022, respectively. Additionally, beginning in the second quarter, the Corporation increased its quarterly dividend to $0.20 per share.

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

As of June 30, 2023, we had the ability to borrow additional debt of $1.9 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2023.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2022 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2023 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the six months ended June 30, 2023. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2022 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2023.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	21,754	$174.50	94,906	$183,957,144
May 1 - May 31	26,792	$163.66	121,698	$179,572,405
June 1 - June 30	24,157	$173.76	145,855	$175,374,832
For the quarter ended June 30, 2023	72,703	$170.26	145,855	$175,374,832

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2023. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2023 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2022 Annual Report on Form 10-K.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A12B/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015
10.1	Instrument of Amendment No. 2 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*			X

10.2	Instrument of Amendment No. 17 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X

31.1	Certification of Lynn M. Bamford, Chair and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of Lynn M. Bamford, Chair and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Chief Financial Officer
Dated: August 3, 2023