Form 10-Q
period 2023-09-30
CURTISS WRIGHT CORP
filed 2023-11-02
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

or

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

Common Stock, par value $1.00 per share: 38,241,218 shares as of October 31, 2023.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net sales
Product sales	$613,915	$530,782	$1,721,832	$1,489,619
Service sales	110,411	99,760	337,750	309,741
Total net sales	724,326	630,542	2,059,582	1,799,360
Cost of sales
Cost of product sales	380,163	338,264	1,093,469	949,180
Cost of service sales	62,695	60,069	203,664	188,055
Total cost of sales	442,858	398,333	1,297,133	1,137,235
Gross profit	281,468	232,209	762,449	662,125
Research and development expenses	23,464	17,387	65,698	61,804
Selling expenses	34,084	31,888	100,782	90,387
General and administrative expenses	91,401	75,351	272,060	239,085
Loss on divestiture	—	—	—	4,651
Operating income	132,519	107,583	323,909	266,198
Interest expense	12,496	13,997	40,432	33,315
Other income, net	7,023	3,746	22,744	11,298
Earnings before income taxes	127,046	97,332	306,221	244,181
Provision for income taxes	(30,268)	(23,564)	(71,598)	(58,856)
Net earnings	$96,778	$73,768	$234,623	$185,325

Net earnings per share:
Basic earnings per share	$2.53	$1.92	$6.13	$4.82
Diluted earnings per share	$2.51	$1.91	$6.09	$4.79

Dividends per share	0.20	0.19	0.59	0.56

Weighted-average shares outstanding:
Basic	38,285	38,368	38,301	38,416
Diluted	38,558	38,647	38,538	38,655
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net earnings	$96,778	$73,768	$234,623	$185,325
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(28,276)	$(50,098)	$5,688	$(97,259)
Pension and postretirement adjustments, net of tax (2)	235	3,856	(188)	13,610
Other comprehensive income (loss), net of tax	(28,041)	(46,242)	5,500	(83,649)
Comprehensive income	$68,737	$27,526	$240,123	$101,676

(1) The tax benefit included in foreign currency translation adjustments for the three and nine months ended September 30, 2023 and September 30, 2022 was immaterial.

(2) The tax expense/(benefit) included in pension and postretirement adjustments for the three and nine months ended September 30, 2023 were immaterial. The tax expense included in pension and postretirement adjustments for the three and nine months ended September 30, 2022 was $1.2 million and $3.1 million, respectively.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$148,809	$256,974
Receivables, net	790,334	723,304
Inventories, net	540,180	483,113
Other current assets	65,794	52,623
Total current assets	1,545,117	1,516,014
Property, plant, and equipment, net	334,864	342,708
Goodwill	1,546,669	1,544,635
Other intangible assets, net	572,348	620,897
Operating lease right-of-use assets, net	138,809	153,855
Prepaid pension asset	236,089	222,627
Other assets	40,059	47,567
Total assets	$4,413,955	$4,448,303
Liabilities
Current liabilities:
Current portion of long-term debt	—	202,500
Accounts payable	213,662	266,525
Accrued expenses	188,504	174,440
Deferred revenue	292,514	254,801
Other current liabilities	80,699	82,779
Total current liabilities	775,379	981,045
Long-term debt	1,050,713	1,051,900
Deferred tax liabilities, net	117,113	123,001
Accrued pension and other postretirement benefit costs	57,808	58,348
Long-term operating lease liability	117,320	132,275
Long-term portion of environmental reserves	14,031	12,547
Other liabilities	96,436	107,973
Total liabilities	2,228,800	2,467,089
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 49,187,378 shares issued as of September 30, 2023 and December 31, 2022; outstanding shares were 38,263,012 as of September 30, 2023 and 38,259,722 as of December 31, 2022	49,187	49,187
Additional paid in capital	136,610	134,553
Retained earnings	3,375,502	3,163,491
Accumulated other comprehensive loss	(253,416)	(258,916)
Common treasury stock, at cost (10,924,366 shares as of September 30, 2023 and 10,927,656 shares as of December 31, 2022)	(1,122,728)	(1,107,101)
Total stockholders’ equity	2,185,155	1,981,214
Total liabilities and stockholders’ equity	$4,413,955	$4,448,303

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net earnings	$234,623	$185,325
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	86,836	83,520
Loss on divestiture	—	4,651
Loss/(gain) on sale/disposal of long-lived assets	157	(4,241)
Deferred income taxes	(6,392)	5,759
Share-based compensation	13,213	12,027
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(56,138)	(70,548)
Inventories, net	(56,753)	(89,318)
Progress payments	64	(1,330)
Accounts payable and accrued expenses	(42,020)	(42,360)
Deferred revenue	37,598	(39,230)
Pension and postretirement liabilities, net	(14,128)	(3,913)
Other current and long-term assets and liabilities	(31,343)	(37,955)
Net cash provided by operating activities	165,717	2,387
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	464	9,110
Purchases of investments	—	(10,000)
Additions to property, plant, and equipment	(32,037)	(28,789)
Acquisition of business, net of cash acquired	—	(247,215)
Additional consideration paid on prior year acquisitions	—	(5,062)
Net cash used for investing activities	(31,573)	(281,956)
Cash flows from financing activities:
Borrowings under revolving credit facilities	586,230	1,332,219
Payments of revolving credit facilities	(586,230)	(1,038,019)
Principal payments on debt	(202,500)	—
Repurchases of common stock	(37,366)	(44,434)
Proceeds from share-based compensation	10,583	9,997
Dividends paid	(14,950)	(14,220)
Other	(813)	(755)
Net cash (used for)/provided by financing activities	(245,046)	244,788
Effect of exchange-rate changes on cash	2,737	(22,671)
Net decrease in cash and cash equivalents	(108,165)	(57,452)
Cash and cash equivalents at beginning of period	256,974	171,004
Cash and cash equivalents at end of period	$148,809	$113,552
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2022 (as previously reported)	$49,187	$134,553	$3,174,396	$(258,916)	$(1,107,101)
Correction of prior period error (Note 2)	—	—	(10,905)	—	—
December 31, 2022 (as adjusted)	$49,187	$134,553	$3,163,491	$(258,916)	$(1,107,101)
Net earnings	—	—	234,623	—	—
Other comprehensive income, net of tax	—	—	—	5,500	—
Dividends declared	—	—	(22,612)	—	—
Restricted stock	—	(13,878)	—	—	13,878
Employee stock purchase plan	—	3,312	—	—	7,271
Share-based compensation	—	12,884	—	—	329
Repurchase of common stock (1)	—	—	—	—	(37,366)
Other	—	(261)	—	—	261
September 30, 2023	$49,187	$136,610	$3,375,502	$(253,416)	$(1,122,728)

	For the three months ended September 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2023 (as previously reported)	$49,187	$130,846	$3,297,281	$(225,375)	$(1,113,675)
Correction of prior period error (Note 2)	—	—	(10,905)	—	—
June 30, 2023 (as adjusted)	$49,187	$130,846	$3,286,376	$(225,375)	$(1,113,675)
Net earnings	—	—	96,778	—	—
Other comprehensive loss, net of tax	—	—	—	(28,041)	—
Dividends declared	—	—	(7,652)	—	—
Employee stock purchase plan	—	1,829	—	—	3,529
Share-based compensation	—	3,935	—	—	419
Repurchase of common stock (1)	—	—	—	—	(13,001)
September 30, 2023	$49,187	$136,610	$3,375,502	$(253,416)	$(1,122,728)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2021 (as previously reported)	$49,187	$127,104	$2,908,827	$(190,465)	$(1,068,163)
Correction of prior period error (Note 2)	—	—	(10,905)	—	—
December 31, 2021 (as adjusted)	$49,187	$127,104	$2,897,922	$(190,465)	$(1,068,163)
Net earnings	—	—	185,325	—	—
Other comprehensive loss, net of tax	—	—	—	(83,649)	—
Dividends declared	—	—	(21,513)	—	—
Restricted stock	—	(8,523)	—	—	8,523
Employee stock purchase plan	—	1,273	—	—	8,724
Share-based compensation	—	11,882	—	—	145
Repurchase of common stock (1)	—	—	—	—	(44,434)
Other	—	(506)	—	—	506
September 30, 2022	$49,187	$131,230	$3,061,734	$(274,114)	$(1,094,699)

	For the three months ended September 30, 2022
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2022 (as previously reported)	$49,187	$126,316	$3,006,164	$(227,872)	$(1,086,156)
Correction of prior period error (Note 2)	—	—	(10,905)	—	—
June 30, 2022 (as adjusted)	$49,187	$126,316	$2,995,259	$(227,872)	$(1,086,156)
Net earnings	—	—	73,768	—	—
Other comprehensive loss, net of tax	—	—	—	(46,242)	—
Dividends declared	—	—	(7,293)	—	—
Employee stock purchase plan	—	459	—	—	4,254
Share-based compensation	—	4,455	—	—	(8)
Repurchase of common stock (1)	—	—	—	—	(12,789)
September 30, 2022	$49,187	$131,230	$3,061,734	$(274,114)	$(1,094,699)

See notes to condensed consolidated financial statements
(1) For the three and nine months ended September 30, 2023, the Corporation repurchased approximately 0.1 million and 0.2 million shares of its common stock, respectively. For the three and nine months ended September 30, 2022, the Corporation repurchased approximately 0.1 million and 0.3 million shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2023 and 2022, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2022 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

2.           CORRECTION OF PRIOR PERIOD ERROR

During the third quarter of 2023, the Corporation identified an error related to a single long-term contract within a subsidiary of its Naval & Power segment. The error primarily impacts 2020 and 2021, whereby certain events occurring during the pandemic, including constructive changes to the contract as well as labor inefficiencies and hiring delays due to a facility relocation, were not reflected in the contract’s estimated costs of completion.

In accordance with Staff Accounting Bulletin ("SAB") Nos. 99 and 108, the Corporation evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that it was not material to any one of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission is not required.

However, if the adjustment to correct the cumulative effect of the aforementioned error had been recorded in the three and nine months ended September 30, 2023, the impact would have been qualitatively material to the Condensed Consolidated Statements of Earnings for those respective periods. Therefore, in accordance with SAB 108, the Corporation has revised the applicable prior period financial statements included within this filing, as summarized below.

The net impact of the error resulted in an overstatement of previously reported total net sales and net earnings of approximately $5 million and $4 million, respectively, for the year ended December 31, 2021 and an overstatement of previously reported total net sales and net earnings of approximately $8 million and $7 million, respectively, for the year ended December 31, 2020. The impact of the error on previously reported total net sales and net earnings was inconsequential for the year ended December 31, 2022. The Company will revise its consolidated financial statements as of and for the year ended December 31, 2021 in conjunction with the issuance of the 2023 Form 10-K. The error did not impact net cash provided by operating activities within the Condensed Consolidated Statements of Cash Flows in any prior period.

The Condensed Consolidated Balance Sheet as of December 31, 2022 has been revised as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	As previously reported	Corrections	As revised
Receivables, net	$724,603	$(1,299)	$723,304
Total current assets	1,517,313	(1,299)	1,516,014
Total assets	4,449,602	(1,299)	4,448,303
Accrued expenses	177,536	(3,096)	174,440
Deferred revenue	242,483	12,318	254,801
Other current liabilities	82,395	384	82,779
Total current liabilities	971,439	9,606	981,045
Total liabilities	2,457,483	9,606	2,467,089
Retained earnings	3,174,396	(10,905)	3,163,491
Total stockholders' equity	1,992,119	(10,905)	1,981,214
Total liabilities and stockholders' equity	4,449,602	(1,299)	4,448,303

3.           REVENUE

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Over-time	47%	50%	47%	52%
Point-in-time	53%	50%	53%	48%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.9 billion as of September 30, 2023, of which the Corporation expects to recognize approximately 89% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Aerospace & Defense
Aerospace Defense	$148,023	$114,431	$380,095	$306,980
Ground Defense	83,185	54,890	220,317	138,391
Naval Defense	179,862	174,844	532,773	510,597
Commercial Aerospace	79,703	70,257	232,226	199,341
Total Aerospace & Defense	$490,773	$414,422	$1,365,411	$1,155,309

Commercial
Power & Process	$122,118	$110,559	$373,457	$340,702
General Industrial	111,435	105,561	320,714	303,349
Total Commercial	$233,553	$216,120	$694,171	$644,051

Total	$724,326	$630,542	$2,059,582	$1,799,360

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and nine months ended September 30, 2023 included in the contract liabilities balance as of January 1, 2023 was approximately $38 million and $185 million, respectively. Revenue recognized during the three and nine months ended September 30, 2022 included in the contract liabilities balance as of January 1, 2022 was approximately $54 million and $189 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

The composition of receivables is as follows:

(In thousands)	September 30, 2023	December 31, 2022
Billed receivables:
Trade and other receivables	$465,138	$412,682
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	329,439	315,383
Less: Progress payments applied	(10)	(67)
Net unbilled receivables	329,429	315,316
Less: Allowance for doubtful accounts	(4,233)	(4,694)
Receivables, net	$790,334	$723,304

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

The composition of inventories is as follows:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$248,932	$242,116
Work-in-process	108,304	76,328
Finished goods	141,884	128,090
Inventoried costs related to U.S. Government and other long-term contracts (1)	43,735	39,685
Inventories, net of reserves	542,855	486,219
Less: Progress payments applied	(2,675)	(3,106)
Inventories, net	$540,180	$483,113

(1) This caption includes capitalized development costs of $14.5 million as of September 30, 2023 related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced under contract. As of September 30, 2023, capitalized development costs of $7.7 million are not currently supported by existing firm orders.

6.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2022	$321,550	$702,786	$520,299	$1,544,635
Foreign currency translation adjustment	716	923	395	2,034
September 30, 2023	$322,266	$703,709	$520,694	$1,546,669

7.           OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2023			December 31, 2022
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$307,852	$(191,018)	$116,834	$306,160	$(176,675)	$129,485
Customer related intangibles	667,427	(327,490)	339,937	666,638	(298,160)	368,478
Programs (1)	144,000	(39,600)	104,400	144,000	(34,200)	109,800
Other intangible assets	53,924	(42,747)	11,177	53,879	(40,745)	13,134
Total	$1,173,203	$(600,855)	$572,348	$1,170,677	$(549,780)	$620,897

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total intangible amortization expense for the nine months ended September 30, 2023 was $49 million, as compared to $46 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

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

Effects on Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022, the fair values of the asset and liability derivative instruments were immaterial.

Effects on Condensed Consolidated Statements of Earnings

Undesignated hedges

The gains and losses on forward exchange derivative contracts not designated for hedge accounting are recognized to general and administrative expenses within the Condensed Consolidated Statements of Earnings. The gains and (losses) for the three and nine months ended September 30, 2023 were ($5) million and $2 million, respectively. The losses for the three and nine months ended September 30, 2022 were $6 million and $12 million, respectively.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of September 30, 2023. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.70% Senior notes due 2023	—	—	202,500	202,082
3.85% Senior notes due 2025	90,000	87,108	90,000	87,298
4.24% Senior notes due 2026	200,000	190,364	200,000	191,760
4.05% Senior notes due 2028	67,500	62,555	67,500	63,300
4.11% Senior notes due 2028	90,000	82,716	90,000	83,955
3.10% Senior notes due 2030	150,000	124,941	150,000	127,429
3.20% Senior notes due 2032	150,000	119,769	150,000	123,656
4.49% Senior notes due 2032	200,000	176,107	200,000	183,007
4.64% Senior notes due 2034	100,000	86,470	100,000	90,341
Total debt	1,047,500	930,030	1,250,000	1,152,828
Debt issuance costs, net	(1,597)	(1,597)	(1,631)	(1,631)
Unamortized interest rate swap proceeds	4,810	4,810	6,031	6,031
Total debt, net	$1,050,713	$933,243	$1,254,400	$1,157,228

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2022 Annual Report on Form 10-K.

The components of net periodic pension cost for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Service cost	$4,167	$5,770	$12,431	$17,803
Interest cost	8,665	5,442	26,266	16,148
Expected return on plan assets	(15,582)	(13,525)	(47,260)	(41,240)
Amortization of prior service cost	(34)	155	(100)	(18)
Amortization of unrecognized actuarial loss	(89)	4,785	64	12,636
Cost of settlements	—	—	—	1,842
Net periodic pension cost	$(2,873)	$2,627	$(8,599)	$7,171

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the nine months ended September 30, 2023, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2023.

During the nine months ended September 30, 2022, the Company recognized settlement charges related to the retirement of former executives. The settlement charges represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and nine months ended September 30, 2023, the expense relating to the plan was $5.2 million and $17.4 million, respectively. During the

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

three and nine months ended September 30, 2022, the expense relating to the plan was $5.5 million and $15.8 million, respectively.

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Basic weighted-average shares outstanding	38,285	38,368	38,301	38,416
Dilutive effect of deferred stock compensation	273	279	237	239
Diluted weighted-average shares outstanding	38,558	38,647	38,538	38,655

For the three and nine months ended September 30, 2023, approximately 5,000 and 16,000 shares, respectively, issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were approximately 49,000 and 37,000 anti-dilutive equity-based awards for the three and nine months ended September 30, 2022, respectively.

11.           SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Net sales
Aerospace & Industrial	$220,700	$213,656	$651,052	$614,817
Defense Electronics	216,775	162,233	578,252	456,575
Naval & Power	288,002	256,277	835,547	732,905
Less: Intersegment revenues	(1,151)	(1,624)	(5,269)	(4,937)
Total consolidated	$724,326	$630,542	$2,059,582	$1,799,360

Operating income (expense)
Aerospace & Industrial	$39,014	$39,080	$101,224	$96,397
Defense Electronics	56,212	36,588	122,760	84,338
Naval & Power	47,663	41,576	132,382	118,865
Corporate and other (1)	(10,370)	(9,661)	(32,457)	(33,402)
Total consolidated	$132,519	$107,583	$323,909	$266,198

(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, foreign currency transactional gains and losses, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Total operating income	$132,519	$107,583	$323,909	$266,198
Interest expense	12,496	13,997	40,432	33,315
Other income, net	7,023	3,746	22,744	11,298
Earnings before income taxes	$127,046	$97,332	$306,221	$244,181

(In thousands)	September 30, 2023	December 31, 2022
Identifiable assets
Aerospace & Industrial	$1,043,750	$1,041,562
Defense Electronics	1,551,148	1,546,331
Naval & Power	1,517,694	1,487,568
Corporate and Other	301,363	372,842
Total consolidated	$4,413,955	$4,448,303

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2021	$(99,566)	$(90,899)	$(190,465)
Other comprehensive income (loss) before reclassifications (1)	(61,241)	(23,447)	(84,688)
Amounts reclassified from accumulated other comprehensive income (1)	—	16,237	16,237
Net current period other comprehensive income (loss)	(61,241)	(7,210)	(68,451)
December 31, 2022	$(160,807)	$(98,109)	$(258,916)
Other comprehensive income (loss) before reclassifications (1)	5,688	(155)	5,533
Amounts reclassified from accumulated other comprehensive income (1)	—	(33)	(33)
Net current period other comprehensive income (loss)	5,688	(188)	5,500
September 30, 2023	$(155,119)	$(98,297)	$(253,416)
(1) All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

(In thousands)	Amount reclassified from AOCI	Affected line item in the statement where net earnings is presented
Defined benefit pension and other postretirement benefit plans
Amortization of prior service costs	$100	Other income, net
Amortization of actuarial losses	(64)	Other income, net
	36	Earnings before income taxes
	(3)	Provision for income taxes
Total reclassifications	$33	Net earnings

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of September 30, 2023 and December 31, 2022, there were $22 million and $17 million of stand-by letters of credit outstanding, respectively, and $14 million and $3 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35 million surety bond.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2023. The financial information as of September 30, 2023 should be read in conjunction with the financial statements for the year ended December 31, 2022 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Sales
Aerospace & Industrial	$220,297	$213,093	3%	$649,004	$612,777	6%
Defense Electronics	216,285	161,188	34%	576,161	453,806	27%
Naval & Power	287,744	256,261	12%	834,417	732,777	14%
Total sales	$724,326	$630,542	15%	$2,059,582	$1,799,360	14%

Operating income
Aerospace & Industrial	$39,014	$39,080	—%	$101,224	$96,397	5%
Defense Electronics	56,212	36,588	54%	122,760	84,338	46%
Naval & Power	47,663	41,576	15%	132,382	118,865	11%
Corporate and other	(10,370)	(9,661)	(7%)	(32,457)	(33,402)	3%
Total operating income	$132,519	$107,583	23%	$323,909	$266,198	22%

Interest expense	12,496	13,997	(11%)	40,432	33,315	21%
Other income, net	7,023	3,746	87%	22,744	11,298	101%

Earnings before income taxes	127,046	97,332	31%	306,221	244,181	25%
Provision for income taxes	(30,268)	(23,564)	(28%)	(71,598)	(58,856)	(22%)
Net earnings	$96,778	$73,768	31%	$234,623	$185,325	27%

New orders	$845,519	$818,067	3%	$2,404,937	$2,228,495	8%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 vs. 2022		2023 vs. 2022
	Sales	Operating Income	Sales	Operating Income
Organic	14%	23%	12%	18%
Acquisitions	—%	—%	2%	—%
Loss on divestiture	—%	—%	—%	2%
Foreign currency	1%	—%	—%	2%
Total	15%	23%	14%	22%

Sales in the third quarter increased $94 million, or 15%, to $724 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $7 million, $55 million, and $32 million, respectively.

Sales during the nine months ended September 30, 2023 increased $260 million, or 14%, to $2,060 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $36 million, $122 million, and $102 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the third quarter increased $25 million, or 23%, to $133 million, and operating margin increased 120 basis points to 18.3% compared with the same period in 2022. Operating income and operating margin in the Defense Electronics segment primarily benefited from favorable overhead absorption on higher sales. In the Naval & Power segment, increases in both operating income and operating margin were primarily due to lower first year purchase accounting costs during the current period from our arresting systems acquisition as well as favorable overhead absorption on higher sales. These increases were partially offset by unfavorable naval contract adjustments and unfavorable product mix. In the Aerospace & Industrial segment, favorable absorption on higher sales was essentially offset by unfavorable mix in actuation products.

Operating income during the nine months ended September 30, 2023 increased $58 million, or 22%, to $324 million, and operating margin increased 90 basis points to 15.7%, compared with the same period in 2022. In the Defense Electronics segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales. Operating income in the Naval & Power segment benefited from the absence of a prior year loss on sale of our industrial valves business in Germany as well as favorable overhead absorption on higher organic sales. These increases were partially offset by unfavorable naval contract adjustments and unfavorable product mix. In the Aerospace & Industrial segment, favorable overhead absorption on higher sales was partially offset by unfavorable mix in actuation and sensors products.

Non-segment operating expense in the third quarter increased $1 million, or 7%, to $10 million, primarily due to higher foreign currency losses in the current period. Non-segment operating expense during the nine months ended September 30, 2023 decreased $1 million, or 3%, to $32 million, as the absence of costs associated with shareholder activism recorded in the prior year period was partially offset by higher foreign currency losses in the current period.

Interest expense in the third quarter decreased $2 million, or 11%, to $12 million, primarily due to lower current period borrowings under our revolving Credit Agreement (the "Credit Agreement" or "credit facility") as well as the repayment of our 2013 Notes in February 2023. Interest expense during the nine months ended September 30, 2023 increased $7 million, or 21%, to $40 million, primarily due to the issuance of $300 million Senior Notes in October 2022 as well as higher interest rates under our Credit Agreement in the current period. This increase was partially offset by the repayment of our 2013 Notes in February 2023.

Other income, net in the third quarter increased $3 million, or 87%, to $7 million. Other income, net during the nine months ended September 30, 2023 increased $11 million, or 101%, to $23 million. Increases in both periods were primarily due to lower overall pension costs against the comparable prior year periods.

The effective tax rate of 23.8% in the third quarter decreased compared to an effective tax rate of 24.2% in the prior year period, primarily due to the favorable impact of expected foreign tax credit utilization in the current year. The effective tax rate of 23.4% for the nine months ended September 30, 2023 decreased as compared to an effective tax rate of 24.1%, primarily due to lower expected executive compensation adjustments as well as the favorable impact of expected foreign tax credit utilization in the current year.

Comprehensive income in the third quarter was $69 million, compared to comprehensive income of $28 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the third quarter resulted in a $28 million comprehensive loss, compared to a $50 million comprehensive loss in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound.
•Net earnings increased $23 million, primarily due to higher operating income and other income, net.

Comprehensive income during the nine months ended September 30, 2023 was $240 million, compared to comprehensive income of $102 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments for the nine months ended September 30, 2023 resulted in a $6 million comprehensive gain, compared to a $97 million comprehensive loss in the prior period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound.
•Net earnings increased $49 million, primarily due to higher operating income and other income, net.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders in the third quarter increased $27 million from the comparable prior year period, primarily due to an increase in orders for defense electronics products in the Defense Electronics segment.

New orders during the nine months ended September 30, 2023 increased $176 million from the comparable prior year period, primarily due to an increase in orders for defense electronics equipment in the Defense Electronics segment. In the Naval & Power segment, the incremental impact from our arresting systems acquisition as well as an increase in orders for commercial nuclear aftermarket products was partially offset by the timing of naval defense orders. New orders in the Aerospace & Industrial segment benefited from an increase in orders for actuation and sensors products within our A&D markets as well as surface treatment services within both our A&D and commercial markets, partially offset by the timing of new orders for industrial vehicles.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Sales	$220,297	$213,093	3%	$649,004	$612,777	6%
Operating income	39,014	39,080	—%	101,224	96,397	5%
Operating margin	17.7%	18.3%	(60 bps)	15.6%	15.7%	(10 bps)
New orders	$222,529	$216,997	3%	$673,842	$660,590	2%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 vs. 2022		2023 vs. 2022
	Sales	Operating Income	Sales	Operating Income
Organic	2%	—%	6%	5%
Foreign currency	1%	—%	—%	—%
Total	3%	—%	6%	5%

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and aerospace & defense markets, and, to a lesser extent, the power & process markets.

Sales in the third quarter increased $7 million, or 3%, to $220 million from the prior year period. Sales in the commercial aerospace market benefited $6 million from higher demand for actuation and sensors products on various narrow-body and wide-body platforms. Sales in the general industrial market increased primarily due to higher demand for industrial automation products as well as higher sales of surface treatment services.

Sales during the nine months ended September 30, 2023 increased $36 million, or 6%, to $649 million from the prior year period, primarily due to higher sales in the commercial aerospace and general industrial markets. In the commercial aerospace market, sales increased $22 million primarily due to higher demand for sensors products and surface treatment services on various narrow-body and wide-body platforms. The general industrial market benefited from sales increases of $14 million primarily due to higher demand for industrial automation products as well as higher sales of surface treatment services.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the third quarter of $39 million was essentially flat against the comparable prior year period, and operating margin decreased 60 basis points to 17.7%, as favorable absorption on higher sales was essentially offset by unfavorable mix in actuation products.

Operating income during the nine months ended September 30, 2023 increased $5 million, or 5%, to $101 million from the prior year period, and operating margin decreased 10 basis points to 15.6%, as favorable overhead absorption on higher sales was partially offset by unfavorable mix in actuation and sensors products.

New orders in the third quarter increased $6 million primarily due to an increase in orders for actuation and sensors products within our A&D markets as well as surface treatment services within both our A&D and commercial markets.

New orders during the nine months ended September 30, 2023 increased $13 million primarily due to an increase in orders for actuation and sensors products within our A&D markets as well as surface treatment services within both our A&D and commercial markets. These increases were partially offset by the timing of new orders for industrial vehicles.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Sales	$216,285	$161,188	34%	$576,161	$453,806	27%
Operating income	56,212	36,588	54%	122,760	84,338	46%
Operating margin	26.0%	22.7%	330 bps	21.3%	18.6%	270 bps
New orders	$287,249	$249,223	15%	$750,919	$604,353	24%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 vs. 2022		2023 vs. 2022
	Sales	Operating Income	Sales	Operating Income
Organic	33%	52%	26%	40%
Foreign currency	1%	2%	1%	6%
Total	34%	54%	27%	46%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the third quarter increased $55 million, or 34%, to $216 million from the prior year period. In the ground defense market, sales increased $30 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market benefited $21 million from higher sales of embedded computing and flight test instrumentation equipment on various domestic and international programs. Sales increases in the commercial aerospace market were primarily due to higher demand for avionics and flight test equipment on various domestic and international programs.

Sales during the nine months ended September 30, 2023 increased $122 million, or 27%, to $576 million from the prior year period. In the ground defense market, sales increased $84 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market increased $25 million primarily due to higher demand for embedded computing and flight test instrumentation equipment on various domestic and international programs. Sales increases of $11 million in the commercial aerospace market were primarily due to higher demand for avionics and flight test equipment on various domestic and international platforms.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the third quarter increased $20 million, or 54%, to $56 million compared to the prior year period, and operating margin increased 330 basis points from the prior year period to 26.0%, primarily due to favorable overhead absorption on higher sales.

Operating income during the nine months ended September 30, 2023 increased $38 million, or 46%, to $123 million, and operating margin increased 270 basis points from the prior year period to 21.3%, primarily due to favorable overhead absorption on higher sales.

New orders in the third quarter increased $38 million primarily due to an increase in orders for defense electronics products.

New orders during the nine months ended September 30, 2023 increased $147 million primarily due to an increase in orders for defense electronics products, including tactical communications and embedded computing products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Sales	$287,744	$256,261	12%	$834,417	$732,777	14%
Operating income	47,663	41,576	15%	132,382	118,865	11%
Operating margin	16.6%	16.2%	40 bps	15.9%	16.2%	(30 bps)
New orders	$335,741	$351,847	(5%)	$980,176	$963,552	2%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023 vs. 2022		2023 vs. 2022
	Sales	Operating Income	Sales	Operating Income
Organic	12%	16%	9%	7%
Acquisitions	—%	—%	5%	—%
Loss on divestiture	—%	—%	—%	4%
Foreign currency	—%	(1%)	—%	—%
Total	12%	15%	14%	11%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales in the third quarter increased $31 million, or 12%, to $288 million from the prior year period. In the aerospace defense market, sales increased $13 million primarily due to higher demand for arresting systems equipment supporting various domestic and international customers. Sales in the power & process market benefited $11 million from higher demand for industrial valves in the process market and higher demand supporting the maintenance of existing operating reactors as well as increased development on advanced small modular reactors in the commercial nuclear market. These increases were partially offset by the wind-down on the China Direct AP1000 program. The naval defense market benefited from higher sales on the Columbia-class and Virginia-class submarine programs, partially offset by the timing of sales on the CVN-81 aircraft carrier program.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the nine months ended September 30, 2023 increased $102 million, or 14%, to $834 million from the prior year period, primarily due to higher sales across our aerospace defense, naval defense, and power & process markets. In the aerospace defense market, sales increased $52 million primarily due to the incremental impact from our arresting systems acquisition. Sales in the naval defense market benefited $16 million primarily due to higher sales on the Columbia-class and Virginia-class submarine programs, partially offset by the timing of sales on various aircraft carrier programs. In the power & process market, sales increased $30 million primarily due to higher demand for industrial valves in the process market and higher demand supporting the maintenance of existing operating reactors as well as increased development on advanced small modular reactors in the commercial nuclear market. These increases were partially offset by the wind-down on the China Direct AP1000 program.

Operating income in the third quarter increased $6 million, or 15%, to $48 million, and operating margin increased 40 basis points from the prior year period to 16.6%, as lower first year purchase accounting costs during the current period from our arresting systems acquisition as well as favorable overhead absorption on higher sales were partially offset by unfavorable naval contract adjustments and unfavorable product mix.

Operating income during the nine months ended September 30, 2023 increased $14 million, or 11%, to $132 million, while operating margin decreased 30 basis points from the prior year period to 15.9%. Operating income benefited from the absence of a prior year loss on sale of our industrial valves business in Germany as well as favorable overhead absorption on higher organic sales. These increases were partially offset by unfavorable naval contract adjustments and unfavorable product mix.

New orders in the third quarter decreased $16 million primarily due to the timing of naval defense orders, partially offset by an increase in orders for commercial nuclear aftermarket products.

New orders during the nine months ended September 30, 2023 increased $17 million primarily due to the incremental impact from our arresting systems acquisition as well as an increase in orders for commercial nuclear aftermarket products. These increases were partially offset by the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2023	2022	% change	2023	2022	% change
Aerospace & Defense markets:
Aerospace Defense	$148,023	$114,431	29%	$380,095	$306,980	24%
Ground Defense	83,185	54,890	52%	220,317	138,391	59%
Naval Defense	179,862	174,844	3%	532,773	510,597	4%
Commercial Aerospace	79,703	70,257	13%	232,226	199,341	16%
Total Aerospace & Defense	$490,773	$414,422	18%	$1,365,411	$1,155,309	18%

Commercial markets:
Power & Process	$122,118	$110,559	10%	$373,457	$340,702	10%
General Industrial	111,435	105,561	6%	320,714	303,349	6%
Total Commercial	$233,553	$216,120	8%	$694,171	$644,051	8%

Total Curtiss-Wright	$724,326	$630,542	15%	$2,059,582	$1,799,360	14%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Aerospace & Defense markets
Sales in the third quarter increased $76 million, or 18%, to $491 million against the comparable prior year period, due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for arresting systems equipment as well as embedded computing and flight test instrumentation equipment on various domestic and international programs. In the ground defense market, sales increased primarily due to higher demand for tactical battlefield communications equipment. Sales in the naval defense market benefited primarily from higher demand on both the Columbia-class and Virginia-class submarine programs, partially offset by the timing of sales on the CVN-81 aircraft carrier program. Sales increases in the commercial aerospace market were primarily due to higher demand for actuation and sensors products as well as surface treatment services on various narrow-body and wide-body platforms. The commercial aerospace market also benefited from higher sales of avionics and flight test equipment on various domestic and international programs.

Sales during the nine months ended September 30, 2023 increased $210 million, or 18%, to $1,365 million, primarily due to higher sales across all markets. In the aerospace defense market, sales benefited from the incremental impact from our arresting systems acquisition as well as higher demand for embedded computing and flight test instrumentation equipment on various domestic and international programs. Sales in the ground defense market increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to higher sales on the Columbia-class and Virginia-class submarine programs, partially offset by lower sales on various aircraft carrier programs. Sales in the commercial aerospace market primarily benefited from higher demand for actuation and sensors products as well as surface treatment services on narrow-body and wide-body platforms, in addition to higher demand for avionics and flight test equipment on various domestic and international platforms.

Commercial markets
Sales in the third quarter increased $17 million, or 8%, to $234 million. Sales in the power & process market benefited from higher demand for industrial valves in the process market and higher demand supporting the maintenance of existing operating reactors as well as increased development on advanced small modular reactors in the commercial nuclear market. These increases were partially offset by the wind-down on the China Direct AP1000 program. Sales in the general industrial market increased primarily due to higher demand for industrial automation products and surface treatment services.

Sales during the nine months ended September 30, 2023 increased $50 million, or 8%, to $694 million. In the power & process market, sales benefited from higher demand for industrial valves in the process market and higher demand supporting the maintenance of existing operating reactors as well as increased development on advanced small modular reactors in the commercial nuclear market. These increases were partially offset by the wind-down on the China Direct AP1000 program. Sales in the general industrial market increased primarily due to higher demand for industrial automation products as well as higher sales of surface treatment services.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Cash Flows	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022
Cash provided by (used for):
Operating activities	$165,717	$2,387
Investing activities	(31,573)	(281,956)
Financing activities	(245,046)	244,788
Effect of exchange-rate changes on cash	2,737	(22,671)
Net decrease in cash and cash equivalents	(108,165)	(57,452)

Net cash provided by operating activities increased $163 million from the prior year period, primarily due to higher cash earnings and improved working capital. These increases were partially offset by higher tax payments in the current period.

Net cash used for investing activities decreased $250 million from the prior year period, primarily due to our arresting systems acquisition in the prior year period.

Net cash used for financing activities increased $490 million from the prior year period, primarily due to the repayment of our 2013 Notes as well as lower current period net borrowings under our credit facility. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

During the nine months ended September 30, 2023, we repaid $203 million of the 2013 Notes that matured on February 26, 2023.

The Corporation’s debt outstanding had an average interest rate of 4.0% for both the three and nine months ended September 30, 2023, respectively, and 3.6% and 3.3% for the three and nine months ended September 30, 2022, respectively. The Corporation’s average debt outstanding was $1.1 billion and $1.2 billion for the three and nine months ended September 30, 2023, respectively, and $1.4 billion and $1.2 billion for the three and nine months ended September 30, 2022, respectively.

Credit Agreement

As of September 30, 2023, the Corporation had $22 million in letters of credit supported by the Credit Agreement. The unused credit available under the Credit Agreement as of September 30, 2023 was $728 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2023, the Corporation used $37 million of cash to repurchase approximately 0.2 million outstanding shares under its share repurchase program. During the nine months ended September 30, 2022, the Corporation used $44 million of cash to repurchase approximately 0.3 million outstanding shares under its share repurchase program.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The Corporation made dividend payments of $15 million and $14 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. Additionally, beginning in the second quarter of 2023, the Corporation increased its quarterly dividend to $0.20 per share.

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

As of September 30, 2023, we had the ability to borrow additional debt of $2.2 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2023.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2022 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2023 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2023. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2022 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2023.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	21,184	$188.67	167,039	$171,378,046
August 1 - August 31	22,555	$203.86	189,594	$166,779,956
September 1 - September 30	19,875	$201.59	209,469	$162,773,358
For the quarter ended September 30, 2023	63,614	$198.09	209,469	$162,773,358

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2023. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2023 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2022 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
Dated: November 2, 2023