Form 10-K
period 2023-12-31
CURTISS WRIGHT CORP
filed 2024-02-20
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2023 was approximately $6.2 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2024:

Class	Number of shares

Common stock, par value $1 per share	38,213,391

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2024 Annual Meeting of Stockholders to be held on May 2, 2024 are incorporated by reference into Part III of this Form 10-K, except for Item 402(w) of Regulation S-K that is included in Part III, Item 11 herein.

PART I
FORWARD-LOOKING STATEMENTS
Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance and potential impacts from global supply chain disruptions, the inflationary environment, higher interest rates or deflation, labor shortages, and measures taken by governments and private industry in response, (d) statements of future economic performance and potential impacts due to the war between Russia and Ukraine as well as the Israel and Hamas war, and the related sanctions, (e) the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance, and (f) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. In addition, other risks, uncertainties, assumptions, and factors that could affect our results and prospects are described in this report, including under the heading “Item 1A. Risk Factors” and elsewhere, and may further be described in our prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by us. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, including, without limitation, the Notes to Consolidated Financial Statements.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation along with its subsidiaries (we, the Corporation, or the Company) is a global integrated business that provides highly engineered products, solutions, and services mainly to Aerospace & Defense (A&D) markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We expect that the diversification and breadth of our portfolio should improve our competitive positions in our core markets, mitigate the impact of business cycles or economic volatility, and allow us to drive growth in new products and markets. We believe we are well positioned in the markets in which we operate as we seek to leverage and build upon our critical mass to expand our global manufacturing capabilities, sales channels and customer relationships. Through One Curtiss-Wright, we also have inherent synergies with significant potential to build upon crossover applications for our defense and commercial technologies that leverage our teams’ collaborative efforts and the strength of our combined portfolio.

Curtiss-Wright maintains a unique presence on high-performance platforms and critical applications that require our technical sophistication, and we benefit from decades of engineering expertise and knowledge transfer. Curtiss-Wright has been involved in a number of “firsts” in industry, and since the origin of many of our markets, including commercial aerospace (our history dates back to the Wright Brothers and their historical first manned flight), naval nuclear power (presence on the first nuclear naval vessel) and commercial power (Curtiss-Wright’s products were in the first commercial nuclear power plant). We have built upon those long-standing customer relationships and are deeply embedded in our customers workflows today. We hold competitive positions in the majority of our key defense and commercial end markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. As a result, Curtiss-Wright is well positioned to take advantage of industry growth dynamics and secular trends that align with our strengths in attractive end markets.

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

Our Strategy

Curtiss-Wright's Pivot to Growth strategy focuses on maximizing revenue, operating income, and free cash flow growth for our shareholders. It is built upon a strong foundation of operational and financial excellence where we strive for consistent growth in sales, operating margin, diluted earnings per share, and free cash flow. Curtiss-Wright is differentiated because we have strength in the combined portfolio benefiting from long-term stability in our defense businesses and agility in our commercial businesses.

Our strategy is centered on a renewed drive for top-line acceleration through both organic and inorganic sales growth, building on the strengths across our A&D and commercial markets, while deepening and expanding our customer relationships by driving One Curtiss-Wright to our customers. Our Operational Growth Platform accelerates the Pivot to Growth strategy by driving continued opportunities for margin expansion and savings across the portfolio which allows us to maintain steady investments in research and development (R&D) to fuel both innovation and organic growth. We also utilize a strong and healthy balance sheet to implement a disciplined capital allocation strategy consisting of acquisitions as well as returns to shareholders through share repurchases and dividends, which will collectively drive long-term shareholder value.

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

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and commercial aerospace markets and, to a lesser extent, the defense markets. The businesses in this segment provide a diversified offering of highly engineered products and services including: (i.) industrial and specialty vehicle products, such as power management electronics, traction inverters, transmission shifters, and control systems, (ii.) sensors, controls, and electro-mechanical actuation components used on commercial and military aircraft, and (iii.) surface technology services, such as shot peening, laser peening, and engineered coatings utilized in both commercial and defense end market applications. In the general industrial market, we have long-standing customer relationships and maintain a broad portfolio of products and services promoting efficiency, safety, reduced emissions, and longevity. Certain industrial businesses within our Aerospace & Industrial segment are impacted primarily by general economic conditions, which may include consumer consumption or commercial construction rates, as the nature of their products and services primarily support global industrial, commercial vehicles, medical, and transportation industries. The commercial aerospace business is primarily impacted by OEM production rates of new aircraft as well as emerging platforms such as all-electric aircraft, while the defense business is primarily impacted by government funding and spending on new programs, primarily driven by the U.S. Government. The production and service processes rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market. The defense businesses in this segment provide a diversified offering of products including commercial off-the-shelf (COTS) embedded computing board-level modules and processing equipment, data acquisition and flight test instrumentation equipment, integrated subsystems, instrumentation and control systems, tactical communications solutions for battlefield network management, and electronic stabilization products. The defense businesses within our Defense Electronics segment are impacted primarily by government funding and spending, driven primarily by the U.S. Government, and supplemented by foreign defense spending (e.g. NATO countries). As a supplier of Modular Open Systems Approach (MOSA) based solutions, our products typically support government entities in the aerospace defense, ground defense, and naval defense industries. As a result, we have varying degrees of platform-level content on fighter jets, helicopters, unmanned aerial vehicles (UAVs), ground combat equipment, tactical vehicles, and nuclear and non-nuclear surface ships and submarines, including a presence on more than 325 platforms and more than 3,000 programs over the past 10 years. Additionally, we provide avionics and electronics, flight test equipment, and aircraft data management solutions to the commercial aerospace market. Our defense businesses supporting government contractors typically utilize more advanced and ruggedized production and service processes compared to our commercial businesses and have more stringent specifications and performance requirements based on their support of key Department of Defense (DoD) priorities such as cyber, security and the net-centric connected battlefield. The businesses in this segment typically market and distribute products through regulated government contracting channels.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets and, to a lesser extent, the aerospace defense market. For the naval defense market, we provide naval propulsion and auxiliary equipment, including main coolant pumps, power-dense compact motors, generators, steam turbines, valves, and secondary propulsion systems, primarily to the U.S. Navy. We also provide ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets through three service centers. The naval defense businesses in this segment are primarily impacted by government funding and spending on shipbuilding programs, primarily driven by the U.S. Government, and supplemented by foreign defense spending. For the aerospace defense market, we provide aircraft arresting systems equipment including energy absorbers, retractable hook cable systems, net-stanchion systems and mobile systems to support fixed land-based arresting systems. For the power & process markets, we provide a diversified offering of products for commercial nuclear power plants and nuclear equipment manufacturers, including hardware, valves, fastening systems, specialized containment doors, airlock hatches, and spent fuel management products supporting the continued performance, safety and modernization of operating reactors worldwide, though the majority of our products today support the maintenance of U.S. nuclear reactors. We also provide Reactor Coolant Pumps (RCPs) and control rod drive mechanisms for commercial nuclear power plants, most notably to support the Generation III+ Westinghouse AP1000 reactor design, as well as various nuclear reactor technologies supporting the design and deployment of numerous advanced Small Modular Reactors (SMRs). In addition, we furnish specialized and innovative severe-service valve technologies and services, heat exchanger repair, and piping test and isolation products to the oil and gas, chemical, petrochemical and industrial markets worldwide. The businesses in this segment are dependent upon the need for ongoing maintenance, repair and overhaul of existing power plants, as well as the construction of new power plants globally, and typically market and distribute products through regulated or government contracting channels.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 18 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2023, 2022, and 2021, our foreign operations as a percentage of pre-tax earnings were 35%, 39%, and 28%, respectively, adjusted for the loss on sale of our industrial valves business in Germany in 2022, along with an impairment on assets held for sale related to the German industrial valves business in 2021.

Government Sales

Our sales to the U.S. Government and foreign government end use represented 56%, 54%, and 55% of total net sales during 2023, 2022, and 2021, respectively.

In accordance with normal U.S. Government business practices, contracts and orders are subject to partial or complete termination at any time at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery of our allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U.S. Government. Fixed-price contracts usually provide that we absorb the majority of any cost overrun. In the event that there is a cost underrun, the customer typically recoups a portion of the underrun based upon an agreed-upon formula.

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

Customers

We have hundreds of customers in the various industries that we serve. No customer accounted for more than 10% of our total net sales during 2023, 2022, or 2021.

Approximately 46% of our total net sales for 2023, 47% for 2022, and 50% for 2021 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including both direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Aerospace & Industrial	$146,205	$151,528	$155,276
Defense Electronics	638,597	548,878	600,085
Naval & Power	529,968	509,002	494,316
Total U.S. Government sales	$1,314,770	$1,209,408	$1,249,677

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

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
Lynn M. Bamford	Chair and Chief Executive Officer	Chair of the Board of Directors since May 5, 2022 and Chief Executive Officer of the Corporation since January 1, 2021. She also formerly held the title of President of the Corporation from January 1, 2021 to May 5, 2022. Prior to this, she served as President of the former Defense and Power segments of the Corporation from January 2020. She also served as Senior Vice President and General Manager of the Company’s Defense Solutions and Nuclear divisions from 2018, and Senior Vice President and General Manager of the Defense Solutions division from 2013. She has held various leadership positions in the Corporation since 2004. She has been a Director of the Corporation since January 1, 2021.	60	2021
K. Christopher Farkas	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer of the Corporation since May 2020. Prior to this, he served as Vice President of Finance from December 2017 and served as Vice President and Corporate Controller of the Corporation from September 2014. He also served as Assistant Corporate Controller of the Corporation from May 2009.	55	2014
Kevin M. Rayment	Vice President and Chief Operating Officer	Vice President and Chief Operating Officer of the Corporation since April 1, 2021. Prior to this, he served as President of the Aerospace & Industrial segment (f/k/a Commercial/Industrial) of the Corporation from January 2020. He has held various leadership positions in the Corporation since 2004.	54	2021
Paul J. Ferdenzi	Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary of the Corporation since March 2014. Prior to this, he served as Vice President of Human Resources of the Corporation from November 2011 and also served as Associate General Counsel and Assistant Secretary of the Corporation from June 1999 and May 2001, respectively.	56	2011
Robert F. Freda	Vice President and Treasurer	Vice President and Treasurer of the Corporation since January 2021. Prior to this, he served as Assistant Corporate Controller of the Corporation from June 2017 and also served as Director of Finance from September 2006.	56	2021
Gary A. Ogilby	Vice President and Corporate Controller	Vice President and Corporate Controller of the Corporation since May 2020. Prior to this, he served as Vice President of Finance and Administration of the Company’s Surface Technologies division from November 2016. He also served as Assistant Corporate Controller of the Corporation from 2014.	42	2020
John C. Watts	Vice President of Strategy and Corporate Development	Vice President of Strategy and Corporate Development of the Corporation since May 2022. Prior to this, he served as Vice President of Strategy and Communications of the Corporation from April 2015, and as Director and Vice President of Business Development for the Corporation’s former Controls division from 2006.	54	2022

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

Human Capital

At the end of 2023, we had approximately 8,600 employees in more than 20 countries, 6% of which are represented by labor unions and covered by collective bargaining agreements.

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

In addition to the above, we also offer equity-based incentive compensation plans to certain employees through the issuance of performance share units, restricted stock units, and cash-based performance units. Our equity-based incentive compensation plans ultimately act as a key lever for rewarding and retaining key employees, while also aligning the interests of our key employees and shareholders. See Note 16 to the Consolidated Financial Statements for more information regarding our equity-based incentive compensation plans.

Culture

We believe that our culture at Curtiss-Wright is just as essential as our products and services. Our culture impacts the quality of the employees we hire, the way we communicate and interact with our customers and each other, and our performance standards. Our culture is the cornerstone representing our values, our behaviors, our way of working, and how we approach our business, which is based on strong relationships and a dedication to taking care of one another and our customers. We operate according to Curtiss-Wright’s Code of Conduct (the Code), which mandates full compliance with applicable laws and regulations and helps to preserve the integrity of our Company. The Code is available within the Corporate Governance section of the Company’s website at https://curtisswright.com/investor-relations/governance/default.aspx.

Talent Management

Curtiss-Wright’s talent strategy is designed to maximize the full potential of our people and our business. We are focused on providing an end-to-end experience from pre-hire to retirement. This includes creating inclusive, employee-centric experiences, cultivating leadership, offering multiple development pathways, and expanding the talent pipeline into and through the company.

We hold regular succession and career development reviews to ensure line of sight to talent at various levels of the organization. Succession plans are refreshed and reviewed to ensure a robust, diverse pipeline of talent and business continuity with a tight linkage to development.

We focus on accelerating learning and development of our leaders by providing a combination of experiences and education. Our New Business Leaders Program offers developmental paths for new and experienced managers seeking to refresh or build their leadership capabilities. Hundreds of leaders have honed their skills leveraging various learning modalities, including virtual and in-person instructor-led, web-based training and micro-courses to support our managers. Our employee development programs are designed to strengthen employee skills that align to our current and future business needs, encourage knowledge sharing and support career progression and growth. We utilize our Learning Management System to provide our employees online career-specific tools, training, and resources, and we also support development opportunities through educational institutions with our Tuition Assistance Program. Our early-in-career rotation program for new business leaders develops talent pipelines with both depth of skills and breadth of experiences that are critical to the company’s future talent needs. Our

Technical Fellows program and our Innovation Council program is uniquely designed to cultivate technical, domain expertise and collaborative thought leadership for early through advanced career levels.

As our Company continues to grow, we rely on an integrated talent acquisition approach. The Company strategically attracts, identifies, and onboards candidates in support of business needs and priorities. In order to accomplish our goals, we seek talent with unique perspectives, skills, and experiences; maintain strategic relationships with colleges; offer a robust employee referral program; and partner with numerous diversity organizations, military organizations, and trusted external partners, with a commitment to growing and supporting a diverse talent pipeline. Amidst the evolving and, at times, challenging hiring environment, we apply agile recruiting methods as we work to adapt to the changing labor marketplace and to ensure employees and candidates have an exceptional experience.

Diversity and Inclusion

Curtiss-Wright believes in a diverse and inclusive workforce, where diverse backgrounds are represented, engaged, and empowered to inspire and innovate. Discrimination is not tolerated at Curtiss-Wright. We are committed to high ethical standards and equal employment opportunities in all personnel actions, without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status. We maintain a Code of Conduct, an anti-harassment policy, and an equal employment opportunity policy, and provide training on these policies annually. We do business in more than 20 countries, and our employees operate across multiple cultures, functions, languages, and time zones to solve the technical and logistical challenges presented by its worldwide customer base. To foster a more diverse and inclusive culture, Curtiss-Wright is focused on (1) promoting a culture of diversity and inclusion that leverages the talents of all employees, and (2) implementing practices that attract, recruit, and retain diverse top talent. Our succession plans are geared at retaining and promoting our existing employees to provide equal opportunity and access to promotion within the organization.

Environmental, Health, and Safety

The health, safety, and well-being of our employees, together with protection of the environment in the communities in which we operate, is a top priority for Curtiss-Wright. We take steps to ensure that we comply with applicable legal, regulatory, and other requirements in all material respects related to preventing pollution, injury, and ill health, and employ industry-leading, technologically sound, and economically feasible control mechanisms, procedures, and processes that improve our efforts. In addition, we provide training, education, safety monitoring and auditing, and health-awareness programs in our offices and factories. We also provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations, and we address those concerns and take appropriate actions. We track total recordable rate (TRR) and days away, restriction, and transfer rate (DART) for all sites worldwide. Senior executives provide monthly reporting to the Chief Executive Officer (CEO) and Chief Operating Officer (COO) on their safety statistics, and are accountable and compensated based on their safety record. For the year ended December 31, 2023, our TRR and DART rates were 1.32 and 0.86, respectively. For the year ended December 31, 2022, our TRR and DART rates were 1.69 and 1.04, respectively.

Ethics and Integrity

Curtiss-Wright is deeply committed to ensuring that all of its employees conduct business with the highest levels of ethics and integrity and to complying with all laws and regulations applicable to Curtiss-Wright’s businesses. To support and articulate our commitment and responsibility in this regard, Curtiss-Wright maintains a Code of Conduct. The Code addresses several topics, including conflicts of interest, safeguarding assets, financial reporting, the protection of confidential information, insider trading, and general adherence to laws and regulations. All employees, including executive officers, must comply with the Code. In order to enhance understanding of and compliance with the Code, all employees are required to complete a training program annually which details ethical business practices, an inclusive workforce, and respectful treatment of our employees, and certify to their commitment to comply with the Code. The Corporation also requires employees to complete annual training programs covering such topics as data privacy management, anti-bribery/trade compliance (including the Foreign Corrupt Practices Act (FCPA) and the UK Bribery Act), fraud, harassment, and cybersecurity. In addition, the Corporation maintains an ethics-related global, multi-lingual hotline that is available at all times through which employees can report anonymously any issues of concern. The hotline also facilitates the anonymous or direct communication of ethical, financial, discrimination, and health and safety concerns to the Office of General Counsel and serves as the vehicle through which employees and third parties may send communications to the Audit Committee of the Board of Directors confidentially and anonymously regarding any accounting, internal controls, or auditing concerns.

Employee Wellness

We are committed to the physical and mental health and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs. We provide free annual biometric screening and health assessments at work or offsite, annual free flu shot clinics, a tobacco cessation program, weight management programs, and an employee assistance program, which offers advice on mental health, legal, and financial issues.

Item 1A. Risk Factors.

We have summarized the known, material risks to our business below. Our business, financial condition, results of operations and cash flows could be materially and adversely impacted if any of these risks materialize. Additional risk factors not currently known to us or that we believe are immaterial may also impair our business, financial condition, and results of operations and cash flows, and require significant management time and attention. The risk factors below should be considered together with information included elsewhere in this Annual Report on Form 10-K as well as other required filings by us to the Securities Exchange Commission, such as our Form 10-Q’s, Form 8-K’s, proxy statements for our annual shareholder meetings, and subsequent amendments, if any.

RISKS RELATED TO OUR OPERATIONS

Intrusion on our systems could damage our business.

We store sensitive data, including intellectual property, proprietary business information, and confidential employee information on our servers and databases. As a result, we are increasingly dependent upon our information systems to operate our business. Our ability to effectively manage our business depends on the security, reliability, and adequacy of our information systems. In addition, various privacy and cybersecurity laws and regulations, both in the U.S. and globally, require us to manage and protect sensitive and confidential information, including personal data of our employees, from disclosure. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location. Additionally, we have incurred, and expect to continue to incur, additional costs to comply with increased cybersecurity protections for our customers, including the U.S. government. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to various cyber and other security threats, including those caused by computer hackers, physical or electronic break-ins, sabotage, computer viruses, malware, worms, and similar disruptions from unauthorized access and tampering with our computer systems, including through social engineering such as phishing attacks, coordinated denial-of-service attacks, and similar incidents. The occurrence of some of these risks may be increased due to the work-from-home arrangements that we have implemented for many of our office-based employees. We continue to review and enhance our computer systems as well as provide training to our employees in an attempt to prevent unauthorized and unlawful intrusions. However, it is possible that we may not be able to prevent all intrusions. Such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of sensitive information, including intellectual property, or cause disruptions in our services. While we carry cyber insurance, we still may be required to expend significant capital and resources to protect against, remediate, or alleviate problems caused by such intrusions. Any such intrusion could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Potential product liability risks exist from the products that we sell.

We may be exposed to liabilities for personal injury, death, or property damage due to the failure of a product that we have sold. We typically agree to indemnify our customers against certain liabilities resulting from the products we sell, and any third-party indemnification we seek from our suppliers and our liability insurance may not fully cover our indemnification obligations to customers. We may also not be able to maintain insurance coverage in the future at an acceptable cost. Any liability for which third-party indemnification is not available and not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. In addition, the failure of a product that we have sold could also result in a recall of, or safety alert relating to, such product which could ultimately result, in certain cases, in the removal of such product from the marketplace and claims regarding costs associated therewith.

Furthermore, an accident caused by one of our products could damage our reputation for selling quality products. We believe that our customers consider safety and reliability as key criteria in selecting our products and believe that our reputation for quality assurance is a significant competitive strength. If an accident were to be caused by one of our products, or if we were to otherwise fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be materially adversely affected.

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

Our businesses depend on suppliers and subcontractors for raw materials and components. At times subcontractors perform services that we provide to our customers. Our supply chain has been and may continue to be impacted by a wide variety of factors, including labor and material shortages as well as geopolitical events, such as China’s relationship with the United States and Taiwan. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities that we require. We also depend on subcontractors and suppliers to meet their contractual obligations in full compliance with customer requirements. Nonperformance or underperformance by subcontractors and suppliers could materially impact our ability to perform obligations to our customers, which could result in a customer terminating our contract for default, expose us to liability, and substantially impair our ability to compete for future contracts and orders. Generally, raw materials and purchased components are available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole-source supplier is delayed or should cease or otherwise be unable to deliver such components, we may not be able to produce the related product in a timely manner or in sufficient quantities, if at all, which could adversely affect our operating results. A sole-source supplier of a key component could also potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to these materials, which could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, supply chain constraints and improving economic conditions have resulted in sustained increases in the prices we pay for many of the components and raw materials used in our products. Furthermore, we are experiencing higher labor costs due to increased competition for personnel in many regions in which we operate as well as general inflationary conditions, including higher shipping costs, labor shortages, and rising energy prices. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. While we have attempted to mitigate the effects of increased costs through price increases, there are no assurances that higher prices can effectively be passed through to our customers, or that we will be able to fully offset the effects of higher raw materials costs through price increases on a timely basis.

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

While we conduct financial and other due diligence in connection with our acquisitions and generally seek some form of protection, such as indemnification from the seller, insurance coverage, and sometimes placing a portion of the purchase price in escrow or a cash holdback to cover potential liabilities, such acquired companies may have weaknesses or liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, indemnities, insurance or escrow/holdback arrangements may not fully cover such matters and acquisitions of public companies typically do not include post-closing indemnities or escrows.

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

In 2023, approximately 46% of our total net sales were derived from or related to U.S. defense programs. U.S. defense spending has historically been cyclical, and defense budgets tend to rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending by the military can decrease. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA), which imposed spending caps and certain reductions in defense spending over a ten-year period through 2021. These spending caps and reductions, referred to as sequestration, went into effect in March 2013. Through a series of bipartisan agreements, Congress has been able to temporarily lift discretionary spending limits every year through 2019. On August 2, 2019, the Bipartisan Budget Act of 2019 (BBA) was signed into law, which raised the BCA budget caps for both defense and non-defense discretionary spending in 2020 and 2021 and extended the mandatory BCA spending reductions through 2029. Absent additional legislative or other remedial action, the sequestration could require reduced U.S. federal government spending through fiscal 2029. As a result of this uncertainty, a decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed, or terminated. In the event that one or more of our programs are reduced, delayed, or terminated for which we provide products and services, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations.

U.S. lawmakers on several occasions have passed legislation to raise the federal debt ceiling, including the most recent suspension to the federal debt ceiling in June 2023, which is expected to allow the U.S. government to cover its debt obligations until at least January 1, 2025. Failure by Congress to further suspend or increase the debt ceiling could delay or result in the loss of contracts for the procurement of our products and services, and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments.

A downturn in the aircraft market could adversely affect our business.

Our sales to large commercial aircraft manufacturers are cyclical in nature, and can be adversely affected by a number of factors, including current and future passenger traffic levels, increasing fuel and labor costs, environmental concerns (inclusive of climate change), intense price competition, the retirement of older aircraft, regulatory changes, outbreak of infectious disease such as COVID-19, terrorist attacks, geopolitical events, conflicts and wars (including the Russia-Ukraine war and the Hamas-Israel war), general economic conditions (including cost inflation), worldwide airline profits, and backlog levels, all of which can be unpredictable and are outside our control. For example, the COVID-19 pandemic drastically reduced air traffic as travel restrictions and social distancing measures were implemented to help control the spread of the virus. The reduced air traffic applied financial pressures on airlines, who, in order to preserve cash and liquidity, dramatically reduced flight hours and delayed the purchases of new aircraft. Furthermore, as companies and employees become accustomed to working remotely, there is a risk that business travel and the associated flight hours may not fully reach pre-pandemic levels. Any decrease in demand resulting from a downturn in the aerospace market could adversely affect our business, financial condition, and results of operations.

Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have contractually committed to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). We are a subcontractor to prime contractors for the vast majority of our government business. As such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2023 was $2.9 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The timing of backlog may be impacted by project delays. The U.S. Government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our results of operations.

As a U.S. Government contractor, we are subject to numerous procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. These regulations and other requirements regularly evolve, and new laws, regulations or procurement requirements or changes to current ones could significantly increase our costs and risks and reduce our profitability. For example, changes to the FAR requirements for federal contractors proposed in November 2022 would require companies to make disclosure of annual greenhouse gas emissions and other disclosures to be deemed a responsible bidder on future government contracts. Such additional requirements could result in additional expense. A violation of specific laws and regulations could also result in the imposition of fines and penalties, the termination of our contracts, or debarment from bidding on contracts. These fines and penalties could be imposed for example, by failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, or filing false claims. We have been, and expect to continue to be, subjected to audits, reviews, and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at its convenience as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on work actually completed on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would normally include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

Our business and facilities are subject to numerous federal, state, local, and foreign laws and regulations relating to the use, manufacture, storage, handling, and disposal of hazardous materials and other waste products used in the manufacturing of certain of our products or providing certain of our services, and we are subject to potentially significant fines or penalties, including criminal sanctions, as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We may also be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas emissions and climate change regulations and initiatives increase. Regulatory bodies may decide in the future to limit or ban certain materials we use in our manufacturing process due to potentially significant health and safety risks to people or the environment. Such limitations or bans may in the future require us to consider, the use of alternative raw materials or changes to our method of operations. Such alternatives often require customer approval and may result in additional costs, including higher raw material expenses, changes in operational methods, and additional customer qualifications. The formulation changes could also impact the utility of our products.

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

We are also subject to federal, state, local, and foreign laws and regulations governing worker health and safety requirements. Failing to comply with these laws and regulations could have an adverse effect on our operating results.

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

Regulators, stockholders, and other interested constituencies have focused increasingly on corporate responsibility, specifically related to the environmental, social, and governance (ESG) or sustainability practices of companies, including climate change, over the past few years, and expectations in this area are rapidly evolving. The criteria used to evaluate ESG practices may continue to evolve, which could result in greater expectations and may cause us to undertake costly initiatives to satisfy new criteria and abide by any new disclosure requirements. Some investors have used, and may continue to use, ESG criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies relating to ESG matters are inadequate. Our customers may also require us to implement environmental, social, or governance responsibility procedures or standards before they continue to do business with us. Additionally, we may face reputational challenges if our ESG procedures or standards do not meet the standards set by certain constituencies, which are often inconsistent in approach. Furthermore, from time to time, we may communicate certain initiatives or goals regarding ESG matters. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, if at all. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

RISKS RELATED TO FINANCIAL MATTERS

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

During 2023, approximately 28% of our total net sales were to customers outside of the United States. Additionally, we also have operating facilities located in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: (a) political and economic instability and potential for social unrest; (b) the uncertainty of the ability of non-U.S. customers to finance purchases; (c) restrictions on the repatriation of funds; (d) restrictive trade policies; (e) tariff regulations; (f) difficulties in obtaining export and import licenses; (g) government financed competition; (h) changes in the local labor-relations climate; (i) economic conditions in local markets, including changes in inflation; (j) health concerns (including COVID-19 or any of its variants); (k) complying with foreign regulatory and tax requirements that are subject to change; and (l) limitations on our ability to enforce legal rights and remedies. For example, in response to Russia’s invasion of Ukraine, the United States, along with the European Union, have imposed restrictive sanctions on Russia, Russian entities, and Russian citizens. We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Further, implementation of new tariff schemes by various governments, such as those implemented by the United States and China in recent years, could potentially increase the costs of our materials, increase our cost of production, and ultimately increase the landed cost of our products sold from one country into another country. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations.

There has been, and may continue to be, significant volatility in global stock markets and foreign currency exchange rates that could result in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. To the extent that foreign sales are transacted in foreign currencies and we do not enter into currency hedge transactions, we are exposed to risk of losses due to fluctuations in foreign currency exchange rates, particularly for the British Pound, Euro, and Canadian dollar. Significant fluctuations in the value of the currencies of the countries in which we do business could have an adverse effect on our results of operations.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our cash flows and financial condition.

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In both 2021 and 2022, the Biden administration announced, and in certain cases has enacted, several tax proposals to fund new government investments in infrastructure, healthcare, and education, among others. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. Certain provisions of the IRA became effective in the beginning of fiscal 2023. We have evaluated the impact of the IRA on our business and deem it to be immaterial. Further, changes in the tax laws of foreign jurisdictions where we operate could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (OECD). In December 2022, the European Union (EU) member states reached an agreement to implement the minimum tax component (Pillar Two) of the OECD’s tax reform initiative with certain aspects effective January 1, 2024, and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, legislative changes to address Pillar Two are being adopted by taxing authorities in other countries where we do business. Based on the Corporation’s preliminary assessments, it does not expect Pillar Two to have a material impact on its effective tax rate nor on its consolidated results of operation, financial position, and cash flows.

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

We use estimates when accounting for contracts that apply over-time revenue recognition. Changes in estimates could affect our profitability and overall financial position.

Accounting for contracts that apply over-time revenue recognition requires judgment relative to assessing risks, estimating contract net sales and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total net sales and costs at completion is complicated and subject to many variables. For example, assumptions must be made regarding the length of time to complete the contract, as costs also include expected increases in wages and prices for materials and allocated fixed costs. Similarly, assumptions must be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, price escalations, liquidated damages, or penalties related to performance on contracts are considered in estimating revenue and profit rates using either the expected value method or most likely amount method. It is possible that materially different amounts could be obtained, because of the significance of the judgments and estimation processes described above, if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance. See “Critical Accounting Estimates and Policies” in Part II, Item 7 of this Form 10-K.

Our future financial results could be adversely impacted by asset impairment charges.

As of December 31, 2023, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $2.1 billion, which represented approximately 46% of our total assets. Our goodwill is subject to an impairment test on an annual basis, or more frequently, whenever events and circumstances indicate that goodwill may be impaired. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the difference between the purchase price and the fair value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. For example, if the financial performance of such business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our financial condition and results of operations.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2023, we had approximately $1.0 billion of debt outstanding. Our level of debt and debt servicing costs associated with that indebtedness, in part because of increases in interest rates on variable rate indebtedness under our revolving credit facility, could have significant consequences for our business. For example, our indebtedness could require us to use a substantial portion of our cash flows from operations to pay the principal and interest on our debt, thereby reducing funds available for working capital, acquisitions, dividends, capital expenditures, and other investments in our business, including investments in technology and research and development; make us vulnerable to economic downturns and increases in interest rates; limit us from obtaining additional debt; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; and place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resource than we do. In addition, most of our debt arrangements require us to maintain certain debt and interest coverage ratios and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot ensure that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness or that we could find alternative financing to replace that indebtedness.

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

Our success in driving business performance and executing our growth strategy is dependent upon the efforts of our senior management personnel and our ability to attract and retain other highly qualified management and technical personnel. Because of the complex nature of many of our products and services, and our focus on technological and product innovations, we are generally dependent on an educated and highly skilled workforce, including our engineering talent and our sales professionals. We strive to attract and hire talented employees, as well as support their growth, development, and engagement. However, we face competition for management and qualified technical personnel from other companies and organizations, which has intensified for a variety of reasons, including wage inflation, sustained labor shortages, and a shift toward remote work. Therefore, we may not be able to retain our existing management and technical personnel or fill new management or technical positions or vacancies created by expansion or turnover at our existing compensation levels. Although we have entered into change of control agreements with some members of senior management, we do not have employment contracts with our key executives. As some of our key executives approach retirement age, we have made a concerted effort to reduce the effect of the loss of our senior management personnel through management succession planning. However, we may be required to devote significant time and resources to identify and integrate key new personnel should key management losses occur earlier than anticipated. The loss of members of our senior management and qualified technical personnel could have a material adverse effect on our business.

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

Although we currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity, global macroeconomic uncertainty, the ongoing trade disputes between the United States and China, the United Kingdom’s withdrawal from the European Union, armed conflicts around the world, such as those in Ukraine and Israel, and any conflict or threatened conflict between China and Taiwan (including the imposition of related sanctions by the United States and other countries as well as measures taken in response to such sanctions), inflationary pressures, rising interest rates, labor shortages, global supply chain disruptions, and uncertainty regarding the stability of global credit and financial markets could affect our ability to fund our operations. In addition, certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies, and other financial hardships, which could impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers and suppliers. Depending on their severity and duration, the effects and consequences of a global economic downturn could have an adverse impact on our results of operations and financial condition.

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

Future terror attacks, war (including the Russia-Ukraine war and Israel-Hamas war), natural disasters, climate change-related events, pandemic diseases (such as COVID-19), or other events beyond our control could adversely impact our businesses.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions through insurance or other risk transfer mechanisms, such as our business continuity planning and disaster recovery plans, we could be adversely impacted by terror attacks, war (including the Russia-Ukraine war and Israel-Hamas war), natural disasters such as earthquakes, hurricanes, floods, tornadoes, ice storms, climate change-related events, pandemic diseases such as COVID-19, or other events such as strikes by the workforce of a significant customer or supplier. Several of our facilities, because of their locations, could be subject to catastrophic loss caused by the aforementioned natural disasters. Global climate change may aggravate natural disasters and increase severe weather events that affect our business operations. These risks could negatively impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. The insurance we maintain may be insufficient to cover our losses, and any incidents may result in loss of, or increased costs of, such insurance. In addition, while our existing disaster recovery and business continuity plans, including those relating to our information technology systems are well designed, they may not be fully responsive to, or minimize losses associated with, catastrophic events. As a result, any business disruption could negatively affect our business, operating results, or financial condition.

The COVID-19 pandemic adversely impacted, and may in the future adversely impact, our business, operations, and financial results.

The COVID-19 pandemic disrupted the global economy and adversely impacted certain elements of our business, including our supply chain, transportation networks, and production levels. Although the World Health Organization and the U.S. federal government declared an end to COVID-19 as a global and national health emergency in May 2023, any future resurgence or development of new strains or variants of COVID-19, together with preventative measures taken to contain or mitigate such crises, could impact our business, operations and financial condition in a variety of ways, such as: (i) impact our customers such that the demand for our products and services could change; (ii) disrupt our supply chain and impact the ability of our suppliers to provide products or services as required; (iii) disrupt our ability to sell and provide our products and services and otherwise operate effectively; (iv) increase incremental costs resulting from the adoption of preventative measures and compliance with regulatory requirements; (v) create financial hardship on customers, including by creating restrictions on their ability to pay for our products and services; and (vi) result in closures of our facilities or the facilities of our customers or suppliers.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Our Board is actively engaged in the oversight of the Company’s cybersecurity, information security, data protection, and technology programs (“cybersecurity”) . The Audit Committee of the Board, acting through its written charter, serves as the principal agent of the Board in fulfilling its oversight and review of the Company’s policies and procedures with respect to cybersecurity risk assessment and risk management. The Company’s Chief Information Officer (CIO) leads the Company’s cybersecurity risk assessment and risk management program. Our CIO, with over 25 years of experience leading cybersecurity oversight, brings a wealth of expertise and in-depth knowledge that is instrumental in developing and executing our cybersecurity program.

Our cybersecurity program is fully integrated into the Company’s overall enterprise risk management program. Our Vice President, Risk and Compliance (VP of Risk) facilitates the enterprise risk management program, and helps ensure that risk management is integrated into our strategic and operating planning process. The VP of Risk works closely with the CIO and his information technology security team to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level.

The CIO continually assesses industry best practices, frameworks, and standards, and leverages them to advance our cybersecurity program. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Our cybersecurity risk management program includes the deployment of tools and activities designed to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents. Program highlights include:

a.Employing a multi-layer strategy of defense designed to ensure the safety, security, and responsible use of information and data.
b.Monitoring of all IT assets, resources, and data 24-hours per day, 7-days per week, 365-days per year by security operations center (SOC).
c.Performing annual testing of the Company’s incident response plan and cybersecurity posture by a third party.
d.Incorporating external expertise to manage the SOC, perform penetration tests, cyber-attack simulation exercises, and log management to review anomalies indicating a possible breach.
e.Maintaining a business continuity program and cyber insurance.
f.Performing periodic employee simulated phishing campaigns.
g.Conducting annual cybersecurity and insider threat training for all employees.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to provide a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis.

The CIO plays a pivotal role in informing the Audit Committee, as well as our CEO and other members of our senior management team, including our Chief Financial Officer (CFO), COO, and General Counsel, on cybersecurity risks. The CIO provides comprehensive briefings to the Audit Committee on a periodic basis, which the CEO and other members of our senior management team attend. This report includes discussions of rapidly evolving cybersecurity threats, cybersecurity incidents, cybersecurity technologies and solutions deployed, major cybersecurity risk areas, and policies and procedures to address those risks and cybersecurity incidents. The report also includes third-party assessments of our cybersecurity program, which are conducted regularly. The CIO also informs the CEO and other members of our senior management team on a more informal basis of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us. Any significant cybersecurity matters and strategic risk management decisions related thereto are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on significant cybersecurity issues.

In 2023, the Company achieved its primary cybersecurity risk management objective of no material cybersecurity incidents.

As of the date of this report, the Company is not aware of any material risks from cybersecurity threats, including those resulting from previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For more information about the cybersecurity risks we face, see the risk factor entitled “Intrusion on our systems could damage our business” in Item 1A “Risk Factors” of this Form 10-K.

Item 2. Properties.
Our corporate headquarters is located at a leased facility in Davidson, North Carolina. As of December 31, 2023, we had 147 facilities worldwide, consisting of 143 facilities associated with our reportable segments as well as four corporate and shared-services facilities. Approximately 83% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 17% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	7	1	4	12
Europe	9	—	—	9
Total	16	1	4	21

Leased Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	42	16	27	85
Europe	15	5	6	26
Asia	9	1	1	11
Total	66	22	34	122
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol CW. As of January 1, 2024, we had approximately 2,493 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During 2023 and 2022, the Company paid quarterly dividends as follows:

	2023	2022
Common Stock
First Quarter	$0.19	$0.18
Second Quarter	0.20	0.19
Third Quarter	0.20	0.19
Fourth Quarter	0.20	0.19

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2023, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued under equity compensation plans		Weighted-average fair value of outstanding equity-based awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	356,766	(a)	$139.36	1,613,185	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
(a)Consists of 319,828 shares issuable upon vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2005 and 2014 Omnibus Incentive Plan, and 36,938 shares issuable under the Employee Stock Purchase Plan.
(b)Consists of 1,100,366 shares available for share-based awards under the 2014 Omnibus Incentive Plan, and 512,819 shares remaining available for issuance under the Employee Stock Purchase Plan.
Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2023.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program (in thousands)
October 1 – October 31	21,978	$200.13	231,447	$158,375
November 1 – November 30	20,024	$209.66	251,471	154,177
December 1 – December 31	18,440	$218.93	269,911	150,140
For the quarter ended December 31	60,442	$209.02	269,911	$150,140
In November 2023, the Corporation adopted two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Corporation implemented these written trading plans in connection with its previously authorized share repurchase program, of which approximately $150 million of the previously authorized up to $550 million remains available for repurchase. The first trading plan includes share repurchases of $50 million, to be executed equally throughout the 2024 calendar year. The second trading plan includes opportunistic share repurchases up to $100 million during 2024 to be executed through a 10b5-1 program. The terms of these trading plans can be found in the Corporation’s Form 8-K filed with U.S. Securities and Exchange Commission on November 28, 2023.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on our common stock during the last five fiscal years with the annual change in the cumulative total return of the S&P MidCap 400 Index and the S&P Aerospace & Defense Select Industry Index. The graph assumes an investment of $100 on December 31, 2018 and the reinvestment of all dividends paid during the following five fiscal years.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

250
200
150
100
50
2018
2019
2020
2021
2022
2023
Curtiss-Wright Corp
S&P MidCap 400 Index
S&P A&D Select Industry Index

Company / Index	2018	2019	2020	2021	2022	2023
Curtiss-Wright Corp	100	138.70	115.36	138.27	167.35	224.21
S&P MidCap 400 Index	100	126.20	143.44	178.95	155.58	181.15
S&P A&D Select Industry Index	100	139.79	148.81	152.86	145.61	180.68

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

COMPANY ORGANIZATION

Curtiss-Wright Corporation along with its subsidiaries is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We hold competitive positions in a majority of our key A&D and commercial end markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Through One Curtiss-Wright, we are also well positioned to build upon crossover applications for our defense and commercial market technologies that leverage our teams’ collaborative efforts and the strength of our combined portfolio.

We manage and evaluate our operations based on the products and services we offer and the different markets we serve. Based on this approach, we operate through three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power.

Impacts of inflation, pricing, and volume

Historically, we have not been significantly impacted by inflation, with increases in raw material costs or payroll costs generally offset through lean manufacturing activities or pricing initiatives. However, in recent history, we have experienced heightened pressures in our costs of material, labor, and services consistent with the overall rates of inflation in the wake of the COVID-19 pandemic. We have consistently focused on mitigating inflation through pricing and operational excellence initiatives, and generally have been able to offset these cost increases, as a portion of our contracts contain terms and conditions that enable us to pass inflationary price increases to our customers. In those cases whereby inflationary increases are not contractually stipulated, we actively negotiate price increases. We have consistently made annual investments in capital that deliver efficiencies and cost savings, while continuing to focus on negotiating better contract terms, especially on long-term agreements. While the historical benefits of these efforts have generally offset the margin impact of competitive pricing conditions in the markets that we serve, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to fully offset the effects of higher costs through price increases on a timely basis.

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

Many of Curtiss-Wright’s commercial businesses are driven in large part by global economic growth, primarily led by operations in the U.S., Canada, Europe, and China. In March 2020, the World Health Organization characterized the global outbreak of COVID-19 as a pandemic, which resulted in significant disruption to travel, transportation of goods and services, and financial markets globally, and caused adverse and residual impacts to both industry supply chains and production levels. Though to a lesser degree today, the impact of COVID-19 variants continues to cause supply-chain disruptions to global economies, including our business, as well as our customers and suppliers. U.S. economic activity has rebounded since 2021, due in part to the availability of vaccines, increased government support to rebuild the country’s infrastructure, increased U.S. consumer spending and continued low levels of unemployment, though the pace of year-over-year real gross domestic product (GDP) growth has slowed.

In 2020, U.S. GDP declined 3.4%, principally due to the impact of the COVID-19 pandemic, before it rebounded sharply in 2021, increasing 5.8% and at the fastest pace since 1984, led by an acceleration in industrial activity. U.S. GDP grew 1.9% in 2022. In 2023, U.S. GDP is expected to grow approximately 2.5%, according to the most recent estimates, as strong U.S. consumer spending and easing of prior supply chain disruptions continued to support GDP growth despite the dual headwinds of rising interest rates and high inflation. In 2024, economists expect a combination of a steady easing in headline and core inflation to prompt the U.S. Federal Reserve to start cutting interest rates, though growth in the broader U.S. economy is only expected to be moderate, based upon current estimates for U.S. GDP growth ranging from approximately 1.5% to 2.5%.

Similarly, the global environment, which is typically influenced by international trade, economic conditions, and geopolitical uncertainty, had also been greatly impacted by the pandemic in 2020 before it rebounded in 2021 and 2022. According to the International Monetary Fund’s World Economic Outlook, global GDP in world economies is expected to grow 3.1% in 2023 followed by growth of approximately 3.0% in 2024, according to the most recent estimates.

Looking ahead to the next few years, we remain cautiously optimistic that our economically sensitive commercial and industrial markets will continue to improve based upon a return to normalized global growth conditions, continued easing of supply chain conditions, and lower interest rates.

Defense

We have a well-diversified portfolio of products and services that supply all branches of the U.S. military, with content on critical high-performance programs and platforms, as well as a growing international defense business. A significant portion of our defense business operations is comprised of long-term programs and contracts driven primarily by U.S. DoD budgets and funding levels. As such, the U.S. Defense budget serves as a leading indicator of our growth in the defense market.

We derive revenue from the naval defense, aerospace defense, and ground defense markets, which collectively represent more than 55% of our annual net sales. In the naval defense market, we expect continued funding for U.S. shipbuilding programs, particularly as it relates to production on the Ford class aircraft carrier, as well as Columbia class and Virginia class submarines, which have received strong bipartisan support from Congress. We have a long legacy of providing products that support nuclear propulsion systems on naval vessels. In addition, through our service centers, we are a provider of ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets. In the aerospace defense market, we expect to benefit from increased funding levels on Command, Control, Computers, Communications, Cyber, Intelligence, Surveillance, and Reconnaissance (C5ISR), electronic warfare, encryption, unmanned systems, and communications programs. As a supplier of COTS and COTS+ solutions, we continue to demonstrate that defense electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications, while also meeting the military’s Size, Weight, and Power considerations. We are also a designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems, as well as critical aircraft arresting systems equipment. In the ground defense market, we are a supplier of advanced tactical communications solutions for battlefield network management, including COTS-based rugged, small form factor communications systems, and integrated network communications management software. The modernization of the existing U.S. ground vehicle fleet is expected to recover slowly, while international demand should remain strong, particularly for our electronics stabilization systems. Through continued innovation as well as incremental research and development investments, Curtiss-Wright remains aligned with high growth DoD priorities, modernization efforts and emerging technological trends, including security, cyber, hypersonics, net-centric connected battlefield, soldier survivability, and MOSA capabilities.

In December 2022, the DoD approved and enacted a FY’23 defense budget of $817 billion, reflecting an approximate $75 billion increase from FY’22. In early 2023, the President’s FY24 budget request was released, calling for a 3.2% increase in defense spending. Key priorities in the President’s initial request included naval shipbuilding, tactical battlefield communications, vehicle modernization, missiles, munitions, space, and cyber capabilities, many of which provide opportunities for Curtiss-Wright. House and Senate mark-ups have been favorable thus far, and Congress has reached a tentative agreement establishing the topline appropriations for FY24 at $886 billion, including supplementals. However, the U.S. government began its October 1 fiscal year under yet another continuing resolution (CR), which has yet to be resolved. As such, the potential remains for a shutdown at the expiration of the CR, or implementation of a sequester if not passed by April 30th, which would mandate a 1% cut to defense spending.

Looking ahead, the President’s Future Years Defense Program (FYDP), which covers longer-term spending priorities aimed at improving the defense industrial base and U.S national security, is expected to reflect modest increases in total defense budget funding through FY28. Beyond the U.S., we have seen a renewed, global focus on defense spending in light of Russia’s invasion of Ukraine. International markets represent a growing portion of overall sales for defense prime contractors, creating additional growth opportunities for Curtiss-Wright over the planning period as North Atlantic Treaty Organization (NATO) countries throughout Europe ramp up their spending to or above 2.0% of annual GDP. As a result, and including recent acquisitions, Curtiss-Wright’s total direct foreign military sales represent approximately 9% of the Corporation's total net sales.

Commercial Aerospace

Curtiss-Wright derives revenue from the global commercial aerospace market, principally to the commercial jet market, and to a lesser extent the regional jet, business jet, and commercial helicopter markets. Our primary focus is OEM products and services for commercial jets, which represents more than 80% of our sales in this market, and is highly dependent on new aircraft production from our primary customers, Boeing and Airbus. We have significant content on the majority of the commercial aircraft programs, including both narrow-body and wide-body aircraft. Currently, more than 50% of our sales in this market are linked to the narrow-body market. We provide a combination of critical equipment, including flight controls, actuation, high-temperature and high accuracy sensors, and other sophisticated electronics, as well as shot and laser peening services utilized on highly stressed components of turbine engine fan blades and aircraft structures. We are also focused on expanding our content, where for example, we were selected by Airbus to provide custom electric actuation technology for the main deck cargo door on the Airbus A350F freighter aircraft.

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

In 2020, the onset of the COVID-19 pandemic abruptly halted the industry’s growth as fewer passengers traveled, and business operations were disrupted globally, stunting the production of new aircraft as well as the maintenance of existing aircraft well into 2021. Beginning in 2022, the industry experienced a strong rebound in global passenger growth, benefiting from the propensity for the general public to travel by air, decisions by most governments to lift COVID-19 travel restrictions, and the continued availability and implementation of vaccines. According to industry reports, global travel demand is expected to fully recover and exceed pre-pandemic levels in 2024, though rising inflation and higher oil prices all remain watch items for the commercial aero industry going forward.

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

Power & Process

In the power market, Curtiss-Wright is a global supplier of nuclear reactor technologies. We derive sales from the commercial nuclear power generation market, whereby we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, enterprise resource planning, plant process controls, and coating services. We provide equipment and services to both the aftermarket and new build markets, and have content on every reactor operating in the U.S. today. Additionally, we are executing initiatives to leverage our capabilities into the broader conventional power generation market, including next-generation advanced Small Modular Reactor (SMR) designs. Nuclear is expected to play a critical role in meeting rising future energy demand, driving energy independence and supporting global clean energy and carbon-free emissions goals, and Curtiss-Wright remains well positioned to support these objectives.

According to the Nuclear Regulatory Commission (NRC), nuclear power comprises approximately 20% of all electric power produced in the U.S. today, with 93 reactors (includes the recently started Vogtle 3 reactor) operating across 54 nuclear power plants in 28 states. Our growth opportunities for aftermarket products and services are driven by plant aging, plant closures, requirements for planned outages, plant life extensions (from the end of their original 40-year operating lives to 60-year and now 80-year lives via subsequent license renewals), the levying of regulatory requirements, suppliers abandoning the commercial nuclear market, and plants seeking technology and innovation advances, such as digitalization, that further enable plant modernization.

One of the industry’s most significant challenges is maintaining electricity market competitiveness. Throughout the past decade, U.S. reactor operators faced increased security measures and post-Fukushima regulatory requirements, and were also tasked with reassessing operating practices, improving efficiency, and reducing plant costs to compete with sustained low natural gas prices. All of those factors contributed to plant operators diverting and deferring their typical plant capital expenditure budgets significantly away from normalized maintenance schedules, while also leading to numerous plant closures (down from 104 reactors in 2012). In recent years, we have seen sentiment shift dramatically towards nuclear power, as many countries have begun or are starting to recommit to advanced technologies, while realizing the strategic importance of energy independence. In addition, the continued supply constraints and environmental concerns attributed to the current dependence on fossil fuels have led to a greater appreciation of the value of nuclear technology as the most efficient and environmentally friendly source of energy available today.

In 2023, the U.S. market experienced strong bipartisan support for nuclear power, with significant investments through the Civil Nuclear Credit Program (part of the Infrastructure Bill) and nuclear power production tax credits (provided by the Inflation Reduction Act) focused on helping to preserve the existing U.S. reactor fleet. As a result, we have experienced and continue to expect increased opportunities for our vast portfolio of advanced nuclear technologies to aid safety, extend the reliability and ensure the ongoing viability of U.S. nuclear plants. Similar to the U.S., as international plants age, we foresee opportunities to help solve operators’ needs to prevent obsolescence through plant safety and technology upgrades, plant life extensions, and upgrades of computer systems, and we continue to build upon our relationships throughout Canada, Europe, and South Korea, among others.

We also play an important role in the new build market for the Generation III+ Westinghouse AP1000 reactor design, for which we are a supplier of reactor coolant pumps, as well as a variety of ancillary plant products and services. On a global basis, nuclear plant construction remains active. According to the World Nuclear Organization, there are currently 60 new reactors under construction across 17 countries, with 111 planned and more than 300 proposed over the next several decades. We continue to expect to play a role in new build nuclear plant construction, where we are aligned with Westinghouse to support future construction in central and eastern Europe, including Poland, Ukraine, Bulgaria, and the Czech Republic, among others, with the potential to see approximately 25 plants begin construction in the next 5 to 10 years. We also continue to seek additional opportunities in China and India.

Backed by strong funding and legislative support, the U.S. Department of Energy has allocated $3.2 billion for advanced nuclear through its Advanced Reactor Demonstration Program (ARDP) to accelerate the development and demonstration of SMRs and advanced reactors through cost-shared partnerships with U.S. industry. We continue to grow our exposure in this market, and are actively engaged with all the major reactor designers to develop partnerships and secure content for the design and development of critical systems and equipment expected to be deployed globally. According to a 2022 Nuclear Energy Institute (NEI) survey, its member utilities see a role for more than 90 gigawatts of nuclear power in support of their decarbonization goals, which translates to the potential for 300 new SMRs by 2050, and represents only a fraction of the potential global demand for these technologies.

In the process market, we service the oil and gas, chemical, and petrochemical industries through severe-service pump and valve products, and surface treatment services, in which the majority of our sales are to the downstream markets. We maintain a global maintenance, repair, and overhaul (MRO) business for our pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at or near full capacity. We produce severe service, operation-critical valves for the power and process industries. We are also advancing several subsea pumping development initiatives to meet the growing demand for more reliable pumping systems in deep sea drilling and off-shore production facilities. Sales in these industries are driven by global supply and demand, crude oil prices, industry regulations, and the natural gas market, with growth rates in this market closely linked to global GDP. Over the long run, we believe improved economic conditions and continued global expansion will be key drivers for future growth of our severe service and operation-critical valves serving the process industry.

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

We have developed long-standing relationships with our customers, and provide technologies that promote efficiency, safety, reduced emissions, and longevity. One of the key drivers within our general industrial market is our focus on electronification and electrification, where our electronic sensors and controls systems products serve the on-and-off highway, medical mobility, and specialty vehicles markets. Notable products include electronic throttle controls, shift controls, joysticks, power management systems and power electronics, charge switching units and traction inverter systems, driving our ability to provide a full suite of in-cab operator control systems to our customers. Increased industry demand for electronic control systems and sensors has been driven by the need for improved operational efficiency, safety, repeatability, reduced emissions, enhanced functionality, and greater fuel efficiencies to customers worldwide. Key to our future growth is expanding the human-machine interface (HMI) technology portfolio and providing a complete system solution to our customers. Existing and emerging trends in commercial vehicle safety, emissions control, and improved driver efficiency are propelling commercial vehicle OEMs toward higher performance subsystems. These trends are accelerating the evolution from discrete HMI components towards a more integrated vehicle interface architecture. Growth opportunities also exist with a range of intelligent actuators for industrial automation and robotics which help our customers quickly leverage data and utilize analytics within the Internet of Things environment. Meanwhile, our surface treatment services, which include shot and laser peening, engineered coatings, and analytical testing services across an extensive global network, are used to increase the safety, reliability, and longevity of components operating in harsh environments. Sales are primarily driven by global demand from general industrial customers.

In the long term, the global drive towards electrification and electronification, push for zero or low-emissions vehicles, investments in green technology, advancements in robotics and automation, and new government regulations will provide steady growth opportunities for Curtiss-Wright’s technologies serving this market.

RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Corporation for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021, is contained in our 2022 Annual Report on Form 10-K, filed with the SEC on February 22, 2023.

Analytical Definitions

Throughout MD&A, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact that acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition, after which they are reported as organic. The definition of “organic” excludes costs associated with the sale of our industrial valves business in Germany as well as the effects of foreign currency translation.

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2023	2022	2023 vs. 2022

Sales:
Aerospace & Industrial	$887,228	$836,035	6%
Defense Electronics	815,912	690,262	18%
Naval & Power	1,142,233	1,030,728	11%
Total sales	$2,845,373	$2,557,025	11%

Operating income:
Aerospace & Industrial	$145,278	$136,996	6%
Defense Electronics	191,775	154,568	24%
Naval & Power	189,227	177,582	7%
Corporate and eliminations	(41,678)	(45,703)	9%
Total operating income	$484,602	$423,443	14%

Interest expense	51,393	46,980	(9)%
Other income, net	29,861	12,732	135%

Earnings before income taxes	463,070	389,195	19%
Provision for income taxes	(108,561)	(94,847)	(14)%
Net earnings	$354,509	$294,348	20%

New orders	$3,090,029	$2,942,550	5%
Backlog	$2,873,243	$2,622,731	10%

Components of sales and operating income growth (decrease):

	2023 vs. 2022
	Sales	Operating Income
Organic	10%	12%
Acquisitions	2%	—%
Divestiture-related costs	—%	1%
Foreign currency	(1)%	1%
Total	11%	14%

Sales for the year increased $288 million, or 11%, to $2,845 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $51 million, $126 million, and $111 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income for the year increased $61 million, or 14%, to $485 million, and operating margin increased 40 basis points compared with 2022. In the Defense Electronics segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, partially offset by higher investments in research and development. Operating income in the Naval & Power segment benefited from the absence of a prior year loss on sale of our industrial valves business in Germany as well as favorable overhead absorption on higher organic sales. These increases were partially offset by unfavorable product mix, unfavorable naval contract adjustments, and higher intangible amortization related to our arresting systems acquisition. In the Aerospace & Industrial segment, favorable overhead absorption on higher sales was partially offset by unfavorable mix in actuation products.

Non-segment operating expense for the year decreased $4 million, or 9%, to $42 million, primarily due to lower pension costs in the current period.

Interest expense for the year increased $4 million, or 9%, to $51 million, primarily due to the issuance of $300 million Senior Notes in October 2022, as well as higher interest rates under our Credit Agreement in the current period. This increase was partially offset by the repayment of our 2013 Notes in February 2023.

Other income, net for the year increased $17 million, or 135%, to $30 million, primarily due to lower overall pension costs against the comparable prior year period.

The effective tax rate of 23.4% for the year ended December 31, 2023, decreased as compared to an effective tax rate of 24.4% in the prior year period, primarily due to a favorable change in the valuation allowance on foreign branch tax credit versus an unfavorable change in the prior year.

New orders increased $147 million, or 5%, from the prior year period to $3,090 million, primarily due to an increase in orders for tactical communications as well as embedded computing products in the Defense Electronics segment. In the Naval & Power segment, an increase in orders for commercial nuclear aftermarket products was partially offset by the timing of naval defense orders. New orders in the Aerospace & Industrial segment benefited from an increase in orders for actuation and sensors products within our A&D markets as well as surface treatment services within our commercial markets, partially offset by the timing of new orders for industrial vehicles.

Comprehensive income (loss)

Pension and postretirement adjustments within comprehensive income during the year ended December 31, 2023 were a $8 million gain, compared to a $7 million loss for the prior year period. The gain in the current period was primarily attributed to higher asset returns, partially offset by decreases in the discount rate. The loss in the prior period was primarily attributed to lower asset returns, partially offset by increases in the discount rate.

Foreign currency translation adjustments during the year ended December 31, 2023 resulted in a comprehensive gain of $38 million, compared to a comprehensive loss of $61 million in the comparable prior period. The comprehensive gain in the current period was primarily attributed to increases in the British Pound, while the comprehensive loss in the prior year period was primarily attributed to decreases in the British Pound and Canadian Dollar.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets and, to a lesser extent, the defense markets.

The following tables summarize sales, operating income and margin, new orders, and backlog within the Aerospace & Industrial segment.

Year Ended December 31,	Percent Change
(In thousands, except percentages)	2023	2022	2023 vs. 2022

Sales	$887,228	$836,035	6%
Operating income	145,278	136,996	6%
Operating margin	16.4%	16.4%	—	bps
New orders	$895,332	$883,838	1%
Backlog	$387,248	$371,305	4%

Components of sales and operating income growth (decrease):

	2023 vs. 2022
	Sales	Operating Income
Organic	6%	6%
Acquisitions	—%	—%
Foreign currency	—%	—%
Total	6%	6%

Sales increased $51 million, or 6%, to $887 million, from the comparable prior year period primarily due to higher sales in the commercial aerospace and general industrial markets. In the commercial aerospace market, sales increased $37 million primarily due to higher demand for sensors products and surface treatment services on various narrow-body and wide-body platforms. The general industrial market benefited from sales increases of $13 million primarily due to higher demand for industrial automation products as well as higher sales of surface treatment services.

Operating income increased $8 million, or 6%, to $145 million, and operating margin of 16.4% was flat against the comparable prior year period, as favorable overhead absorption on higher sales was partially offset by unfavorable mix in actuation products.

New orders increased $11 million as compared to the prior year, primarily due to an increase in orders for actuation and sensors products within our A&D markets as well as surface treatment services within our commercial markets. These increases were partially offset by the timing of new orders for industrial vehicles.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

The following tables summarize sales, operating income and margin, new orders, and backlog within the Defense Electronics segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2023	2022		2023 vs. 2022

Sales	$815,912	$690,262		18%
Operating income	191,775	154,568		24%
Operating margin	23.5%	22.4%	110	bps
New orders	$936,329	$836,660		12%
Backlog	$886,317	$786,026		13%

Components of sales and operating income growth (decrease):

	2023 vs. 2022
	Sales	Operating Income
Organic	18%	21%
Acquisitions	—%	—%
Foreign currency	—%	3%
Total	18%	24%

Sales increased $126 million, or 18%, to $816 million, from the comparable prior year period. In the ground defense market, sales increased $92 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market increased $16 million primarily due to higher demand for embedded computing and flight test instrumentation equipment on various domestic and international programs. Sales increases of $12 million in the commercial aerospace market were primarily due to higher demand for avionics and flight test equipment on various domestic and international platforms. In the naval defense market, sales increased $6 million primarily due to higher demand for our embedded computing equipment supporting various programs.

Operating income increased $37 million, or 24%, to $192 million compared with the same period in 2022, and operating margin increased 110 basis points to 23.5%, primarily due to favorable overhead absorption on higher sales, partially offset by higher investments in research and development.

New orders increased $100 million as compared to the prior year, primarily due to an increase in orders for tactical communications as well as embedded computing products.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

The following tables summarize sales, operating income and margin, new orders, and backlog within the Naval & Power segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2023	2022		2023 vs. 2022

Sales	$1,142,233	$1,030,728		11%
Operating income	189,227	177,582		7%
Operating margin	16.6%	17.2%	(60	bps)
New orders	$1,258,368	$1,222,052		3%
Backlog	$1,599,678	$1,465,400		9%

Components of sales and operating income growth (decrease):

	2023 vs. 2022
	Sales	Operating Income
Organic	7%	5%
Acquisitions	4%	—%
Divestiture-related costs	—%	2%
Foreign currency	—%	—%
Total	11%	7%

Sales increased $111 million, or 11%, to $1,142 million, from the comparable prior year period, primarily due to higher sales across our aerospace defense, naval defense, and power & process markets. In the aerospace defense market, sales increased $59 million primarily due to the incremental impact from our arresting systems acquisition. Sales in the naval defense market benefited $16 million primarily due to higher sales on the Columbia-class and Virginia-class submarine programs, partially offset by the timing of sales on various aircraft carrier programs. In the power & process market, sales increased $35 million primarily due to higher demand for industrial valves in the process market and higher demand supporting the maintenance of existing operating reactors as well as increased development on advanced small modular reactors in the commercial nuclear market. These increases were partially offset by the wind-down on the China Direct AP1000 program.

Operating income increased $12 million, or 7%, to $189 million, while operating margin decreased 60 basis points to 16.6%. Operating income benefited from the absence of a prior year loss on sale of our industrial valves business in Germany as well as favorable overhead absorption on higher organic sales. These increases were partially offset by unfavorable product mix, unfavorable naval contract adjustments, and higher intangible amortization related to our arresting systems acquisition.

New orders increased $36 million as compared to the prior year, primarily due to an increase in orders for commercial nuclear aftermarket and subsea pumping products. These increases were partially offset by the timing of naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market and Customer Type

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2023	2022	2023 vs. 2022

Aerospace & Defense markets:
Aerospace Defense	$551,622	$479,743	15%
Ground Defense	308,008	219,739	40%
Naval Defense	720,013	694,015	4%
Commercial Aerospace	$324,949	$276,519	18%
Total Aerospace & Defense	$1,904,592	$1,670,016	14%

Commercial markets:
Power & Process	509,998	472,300	8%
General Industrial	430,783	414,709	4%
Total Commercial	$940,781	$887,009	6%

Total Curtiss-Wright	$2,845,373	$2,557,025	11%

Aerospace & Defense Markets
Sales increased $235 million, or 14%, to $1,905 million, as compared to the prior year period, primarily due to higher sales across all markets. In the aerospace defense market, sales benefited from the incremental impact from our arresting systems acquisition as well as higher demand for embedded computing and flight test instrumentation equipment on various domestic and international programs. Sales in the ground defense market increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to higher sales on the Columbia-class and Virginia-class submarine programs, partially offset by lower sales on various aircraft carrier programs. Sales in the commercial aerospace market primarily benefited from higher demand for actuation and sensors products as well as surface treatment services on narrow-body and wide-body platforms, in addition to higher demand for avionics and flight test equipment on various domestic and international platforms.

Commercial Markets
Commercial sales increased $54 million, or 6%, to $941 million. In the power & process market, sales benefited from higher demand for industrial valves in the process market and higher demand supporting the maintenance of existing operating reactors as well as increased development on advanced small modular reactors in the commercial nuclear market. These increases were partially offset by the wind-down on the China Direct AP1000 program. Sales in the general industrial market increased primarily due to higher demand for industrial automation products as well as higher sales of surface treatment services.

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

Consolidated Statement of Cash Flows

	Year ended December 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$448,089	$294,776
Investing activities	(35,519)	(325,867)
Financing activities	(273,403)	129,428
Effect of exchange rates	10,726	(12,367)
Net increase in cash and cash equivalents	$149,893	$85,970

Operating Activities

Cash provided by operating activities increased $153 million to $448 million from the comparable prior year period, primarily due to higher net earnings and improved working capital.

Investing Activities

Capital Expenditures

Our capital expenditures were $45 million and $38 million for 2023 and 2022, respectively, primarily due to higher capital spending in the Naval & Power segment during the current period.

Divestitures

No material divestitures took place during 2023. In January 2022, the Corporation completed the sale of its industrial valve business in Germany, for gross cash proceeds of $3 million.

Acquisitions

In 2023, we did not complete any acquisitions. In 2022, we acquired two businesses for $282 million.

Future acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances and Repayments

In February 2023, we repaid $203 million of the 2013 Notes that matured on February 26, 2023.

On October 27, 2022, we issued $300 million Senior Notes, consisting of $200 million 4.49% notes that mature on October 27, 2032 and $100 million 4.64% notes that mature on October 27, 2034.

Revolving Credit Agreement

As of December 31, 2023, we had no borrowings outstanding under the Credit Agreement and $20 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of December 31, 2023 was $730 million, which could be borrowed in full without violating any of our debt covenants. As of December 31, 2022, we had no borrowings outstanding under the Credit Agreement.

Repurchase of Common Stock

During 2023, the Company repurchased approximately 0.3 million shares of its common stock for $50 million. In 2022, the Company repurchased approximately 0.4 million shares of its common stock for $57 million.

Dividends

The Company made dividend payments of $30 million and $29 million in 2023 and 2022, respectively.

Capital Resources

Cash in U.S. and Foreign Jurisdictions

	As of December 31,
(In thousands)	2023	2022
United States of America	$230,298	$147,851
United Kingdom	72,342	48,203
Canada	35,736	33,268
European Union	22,950	8,721
China	18,967	7,889
Other foreign countries	26,574	11,042
Total cash and cash equivalents	$406,867	$256,974

Cash and cash equivalents as of December 31, 2023 and December 31, 2022 were $407 million and $257 million, respectively. The increase in cash held by U.S. subsidiaries during 2023 as compared to 2022 was primarily due to higher cash from operations in the current period as well as no acquisition activity during the current period. The increase in cash held by foreign subsidiaries during 2023 as compared to 2022 was primarily due to lower foreign cash repatriation during the current period. There are no legal or economic restrictions on the ability of any of our subsidiaries to transfer funds, absent certain regulatory approvals in China, where approximately $19 million of our foreign cash resides.

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

Debt Compliance

As of December 31, 2023, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2023, we had the ability to incur total additional indebtedness of $2.3 billion without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $55 million to $65 million and expected dividend payments of approximately $30 million in 2024. There can be no assurance, however, that we will continue to generate cash from operations at the current level, or that these projections will remain constant throughout 2024. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, available borrowings under the credit facility, and ability to raise additional capital through the credit markets are sufficient to meet both the short-term and long-term capital needs of the organization, including the return of capital to shareholders through dividends and share repurchases and growing our business through acquisitions.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2023:

(In thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Debt Principal Repayments	$1,047,500	$—	$90,000	$200,000	$—	$157,500	$600,000
Operating Leases	172,531	35,623	29,043	24,115	18,438	15,429	49,883
Interest Payments on Fixed Rate Debt	264,463	41,448	40,235	37,441	29,503	27,251	88,585
Total	$1,484,494	$77,071	$159,278	$261,556	$47,941	$200,180	$738,468

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of December 31, 2023, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Letters of Credit (1)	$19,866	$15,013	$4,504	$197	$152	$—	$—

(1) Amounts exclude bank guarantees of approximately $16.0 million.

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

Performance obligations are satisfied either at a point-in-time or on an over-time basis. Contracts that qualify for over-time revenue recognition are generally associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications and generally span between 2-5 years in duration. Revenue recognized on an over-time basis for the year ended December 31, 2023 accounted for approximately 47% of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Application of an over-time revenue recognition method requires the use of reasonable and dependable estimates of future material, labor, and overhead costs that will be incurred as well as a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based on industry knowledge and experience of our engineers, project managers, and financial staff. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. During the years ended December 31, 2023, 2022, and 2021, there were no significant changes in estimated contract costs.

If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery.

Revenue recognized at a point-in-time for the year ended December 31, 2023 accounted for approximately 53% of total net sales.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2023, and the annual periodic costs for 2024, was decreased from 5.04% to 4.86% for the Curtiss-Wright Pension Plan, and from 4.99% to 4.79% for the nonqualified benefit plan, to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates for past service liabilities and service cost by utilizing a select bond yield curve developed by our actuaries, which is based on the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment. The discount rate changes contributed to an increase in the benefit obligation of $12 million in the CW plans.

The rate of compensation increase for base pay in the pension plans remained unchanged at a weighted average of 3.4% for the current period, based upon a graded scale of 4.1% to 2.9% that decrements as pay increases, which reflects the experience over past years and the Company’s expectation of future salary increases. We also retained our mortality assumptions from prior year for the CW Pension plan by adopting a 50/50 blend of the Pri-2012 Aggregate and White Collar tables published by the Society of Actuaries in October 2019, while retaining the White Collar table for the nonqualified plan. We also retained the MP-2021 projected mortality scale published in October 2021, with no pandemic adjustments.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. Based on a review of market trends, actual returns on plan assets, and other factors, the Company’s expected long-term rate of return on plan assets was increased to 6.75% as of December 31, 2023, which will be utilized for determining 2024 pension cost. An expected long-term rate of return of 6.50%% was used for determining 2023 expense, with 5.75% used for 2022 pension expense and 6.50% used for 2021 pension expense.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan increased by $34 million in 2023, primarily driven by favorable asset returns in 2023, partially offset by a higher benefit obligation due to a lower discount rate.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2023 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase/(Decrease) in Expense
Discount rate	(0.25)%	$17,163	($256)
Expected return on assets	(0.25)%	—	$2,255

See Note 17 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

Goodwill

We have $1.6 billion in goodwill as of December 31, 2023. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

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

Actual results may differ from those estimates. When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of October 31, 2023, we determined that there was no impairment of goodwill and that all reporting units’ estimated fair values were substantially in excess of their carrying amounts.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2023, and, in order to manage our interest rate risk, we may, from time to time, enter into interest rate swaps to balance the ratio of fixed to floating rate debt. We do not use such instruments for trading or other speculative purposes. Information regarding our accounting policy on financial instruments is contained in Note 1 to the Consolidated Financial Statements.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure was 100% as of December 31, 2023 and December 31, 2022. As of December 31, 2023, a change in interest rates of 1% would not have a material impact on consolidated interest expense. Information regarding our Senior Notes and Revolving Credit Agreement is contained in Note 14 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

Although the majority of our business is transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the British Pound, Canadian dollar, and Euro. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the U.S. dollar by 10%, net earnings would have decreased or increased, respectively, by approximately $13 million as it relates exclusively to foreign currency exchange rate exposures.

Financial instruments expose us to counterparty credit risk for non-performance and to market risk for changes in interest and foreign currency rates. We manage exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. We monitor the impact of market risk on the fair value and cash flows of our investments by investing primarily in investment grade interest-bearing securities, which have short-term maturities. We attempt to minimize possible changes in interest and currency exchange rates to amounts that are not material to our results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2023	2022	2021

Net sales
Product sales	$2,389,711	$2,135,882	$2,104,447
Service sales	455,662	421,143	396,314
Total net sales	2,845,373	2,557,025	2,500,761

Cost of sales
Cost of product sales	1,507,480	1,348,569	1,330,575
Cost of service sales	270,715	253,847	242,384
Total cost of sales	1,778,195	1,602,416	1,572,959
Gross profit	1,067,178	954,609	927,802

Research and development expenses	85,764	80,836	88,489
Selling expenses	137,088	121,586	116,956
General and administrative expenses	359,724	324,093	326,140
Loss on divestiture	—	4,651	—
Impairment of assets held for sale	—	—	19,088
Operating income	484,602	423,443	377,129
Interest expense	51,393	46,980	40,240
Other income, net	29,861	12,732	12,067
Earnings before income taxes	463,070	389,195	348,956
Provision for income taxes	(108,561)	(94,847)	(86,127)
Net earnings	$354,509	$294,348	$262,829

Basic earnings per share	$9.26	$7.67	$6.50
Diluted earnings per share	$9.20	$7.62	$6.47

Dividends per share	$0.79	$0.75	$0.71

Weighted average shares outstanding:
Basic	38,283	38,386	40,417
Diluted	38,529	38,649	40,602
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2023	2022	2021

Net earnings	$354,509	$294,348	$262,829
Other comprehensive income
Foreign currency translation, net of tax (1)	37,519	(61,241)	(10,829)
Pension and postretirement adjustments, net of tax (2)	8,174	(7,210)	131,220
Other comprehensive income (loss), net of tax	45,693	(68,451)	120,391
Comprehensive income	$400,202	$225,897	$383,220

(1)The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for 2023, 2022, and 2021 was immaterial.

(2)The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for 2023, 2022, and 2021 was ($3.0) million, $3.1 million, and ($42.3) million, respectively.
See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share data)	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$406,867	$256,974
Receivables, net	732,678	723,304
Inventories, net	510,033	483,113
Other current assets	67,502	52,623
Total current assets	1,717,080	1,516,014
Property, plant, and equipment, net	332,796	342,708
Goodwill	1,558,826	1,544,635
Other intangible assets, net	557,612	620,897
Operating lease right-of-use assets, net	141,435	153,855
Prepaid pension asset	261,869	222,627
Other assets	51,351	47,567
Total assets	$4,620,969	$4,448,303
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$—	$202,500
Accounts payable	243,833	266,525
Accrued expenses	188,039	174,440
Deferred revenue	303,872	254,801
Other current liabilities	70,800	82,779
Total current liabilities	806,544	981,045
Long-term debt	1,050,362	1,051,900
Deferred tax liabilities	132,319	123,001
Accrued pension and other postretirement benefit costs	66,875	58,348
Long-term operating lease liability	118,611	132,275
Long-term portion of environmental reserves	12,784	12,547
Other liabilities	105,061	107,973
Total liabilities	2,292,556	2,467,089
Contingencies and Commitments (Notes 10, 14, and 19)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 100,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 49,187,378 shares issued as of December 31, 2023 and December 31, 2022; outstanding shares were 38,202,754 as of December 31, 2023 and 38,259,722 as of December 31, 2022	49,187	49,187
Additional paid in capital	140,182	134,553
Retained earnings	3,487,751	3,163,491
Accumulated other comprehensive loss	(213,223)	(258,916)
Common treasury stock, at cost (10,984,624 shares as of December 31, 2023 and 10,927,656 shares as of December 31, 2022)	(1,135,484)	(1,107,101)
Total stockholders' equity	2,328,413	1,981,214
Total liabilities and stockholders’ equity	$4,620,969	$4,448,303

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net earnings	$354,509	$294,348	$262,829
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,172	112,027	114,384
Loss on divestiture	—	4,651	—
Impairment of assets held for sale	—	—	19,088
(Gain) on sale/disposal of long-lived assets	(2,883)	(4,671)	(568)
Deferred income taxes	2,908	(23,635)	(10,200)
Share-based compensation	16,803	15,384	13,450
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Receivables, net	(2,394)	(75,955)	(61,172)
Inventories, net	(21,568)	(62,562)	13,554
Accounts payable and accrued expenses	11,571	42,493	17,713
Deferred revenue	47,914	(17,646)	14,649
Income taxes	(27,350)	55,847	(14,212)
Pension and postretirement, net	(18,307)	(15,049)	(1,236)
Other	(29,286)	(30,456)	19,389
Net cash provided by operating activities	448,089	294,776	387,668
Cash flows from investing activities:
Proceeds from sales and disposals of long-lived assets	9,147	9,841	4,045
Purchases of investments	—	(10,000)	—
Additions to property, plant, and equipment	(44,666)	(38,217)	(41,108)
Acquisition of businesses, net of cash acquired	—	(282,429)	—
Additional consideration paid on prior year acquisitions	—	(5,062)	(5,340)
Net cash used for investing activities	(35,519)	(325,867)	(42,403)
Cash flows from financing activities:
Borrowings under revolving credit facilities	638,116	1,697,647	455,950
Payment of revolving credit facilities	(638,116)	(1,791,547)	(362,050)
Borrowings of debt	—	300,000	—
Principal payments on debt	(202,500)	—	(100,000)
Repurchases of company stock	(50,141)	(56,870)	(343,129)
Proceeds from share-based compensation plans	10,584	9,997	9,705
Dividends paid	(30,249)	(28,779)	(28,660)
Other	(1,097)	(1,020)	(945)
Net cash provided by (used for) financing activities	(273,403)	129,428	(369,129)
Effect of exchange-rate changes on cash	10,726	(12,367)	(3,380)
Net increase (decrease) in cash and cash equivalents	149,893	85,970	(27,244)
Cash and cash equivalents at beginning of year	256,974	171,004	198,248
Cash and cash equivalents at end of year	406,867	256,974	171,004

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2021 (as previously reported)	$49,187	$122,535	$2,670,328	$(310,856)	$(743,620)
Correction of prior period error (Note 2)	—	—	(6,575)	—	—
January 1, 2021 (as revised)	49,187	122,535	2,663,753	(310,856)	(743,620)
Net earnings	—	—	262,829	—	—
Other comprehensive income, net of tax	—	—	—	120,391	—
Dividends paid	—	—	(28,660)	—	—
Restricted stock	—	(9,007)	—	—	9,007
Employee stock purchase plan	—	877	—	—	8,828
Share-based compensation	—	13,296	—	—	154
Repurchase of common stock (1)	—	—	—	—	(343,129)
Other	—	(597)	—	—	597
December 31, 2021	$49,187	$127,104	$2,897,922	$(190,465)	$(1,068,163)
Net earnings	—	—	294,348	—	—
Other comprehensive loss, net of tax	—	—	—	(68,451)	—
Dividends paid	—	—	(28,779)	—	—
Restricted stock	—	(8,523)	—	—	8,523
Employee stock purchase plan	—	1,273	—	—	8,724
Share-based compensation	—	15,205	—	—	179
Repurchase of common stock (1)	—	—	—	—	(56,870)
Other	—	(506)	—	—	506
December 31, 2022	$49,187	$134,553	$3,163,491	$(258,916)	$(1,107,101)
Net earnings	—	—	354,509	—	—
Other comprehensive income, net of tax	—	—	—	45,693	—
Dividends paid	—	—	(30,249)	—	—
Restricted stock	—	(13,878)	—	—	13,878
Employee stock purchase plan	—	3,312	—	—	7,272
Share-based compensation	—	16,456	—	—	347
Repurchase of common stock (1)	—	—	—	—	(50,141)
Other	—	(261)	—	—	261
December 31, 2023	$49,187	$140,182	$3,487,751	$(213,223)	$(1,135,484)
(1) For the years ended December 31, 2023, 2022, and 2021, the Corporation repurchased approximately 0.3 million, 0.4 million, and 2.7 million shares of its common stock, respectively.
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

Average useful lives for property, plant, and equipment are as follows:

Buildings and improvements	5 to 40
Machinery, equipment, and other	3 to 15
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

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2023, 2022, and 2021.

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

Derivatives

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

Recently Issued Accounting Standards

Recently issued accounting standards to be adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvement to Reportable Segment Disclosures. This ASU enhances disclosures required for reportable segments in both annual and interim consolidated financial statements. The ASU, which requires retrospective application, is effective for annual reporting periods beginning with the year ending December 31, 2024, and interim periods beginning with the three months ending March 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

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

In accordance with Staff Accounting Bulletin (SAB) Nos. 99 and 108, the Corporation evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that it was not material to any one of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission is not required. However, the Corporation concluded that the cumulative misstatement could not be corrected in the three and nine months ended September 30, 2023, without materially misstating those respective periods. Therefore, the Corporation revised the accompanying prior period financial statements and related notes hereto included within this filing, as summarized below.

The net impact of the error resulted in an overstatement of previously reported total net sales and net earnings of approximately $5 million and $4 million, respectively, for the year ended December 31, 2021 and an overstatement of previously reported total net sales and net earnings of approximately $8 million and $7 million, respectively, for the year ended December 31, 2020. The net impact of the error for the year ended December 31, 2020 of approximately $7 million has been corrected as an adjustment to the beginning balance as of January 1, 2021 in the accompanying consolidated statement of stockholders’ equity for the year ended December 31, 2021. The error did not impact previously reported total net sales or net earnings for the year ended December 31, 2022.

The following tables summarize the net impact of the error in the accompanying consolidated financial statements:

Consolidated Balance Sheet as of December 31, 2022:

(In thousands)	As previously reported	Corrections	As revised
Receivables, net	$724,603	$(1,299)	$723,304
Total current assets	1,517,313	(1,299)	1,516,014
Total assets	4,449,602	(1,299)	4,448,303
Accrued expenses	177,536	(3,096)	174,440
Deferred revenue	242,483	12,318	254,801
Other current liabilities	82,395	384	82,779
Total current liabilities	971,439	9,606	981,045
Total liabilities	2,457,483	9,606	2,467,089
Retained earnings	3,174,396	(10,905)	3,163,491
Total stockholders' equity	1,992,119	(10,905)	1,981,214
Total liabilities and stockholders' equity	4,449,602	(1,299)	4,448,303

Consolidated Statement of Earnings for the year ended December 31, 2021:

(In thousands)	As previously reported	Corrections	As revised
Product sales	$2,109,617	$(5,170)	$2,104,447
Total net sales	2,505,931	(5,170)	2,500,761
Cost of product sales	1,330,191	384	1,330,575
Total cost of sales	1,572,575	384	1,572,959
Gross profit	933,356	(5,554)	927,802
Operating income	382,683	(5,554)	377,129
Earnings before income taxes	354,510	(5,554)	348,956
Provision for income taxes	(87,351)	1,224	(86,127)
Net earnings	267,159	(4,330)	262,829

Basic earnings per share	$6.61	$(0.11)	$6.50
Diluted earnings per share	$6.58	$(0.11)	$6.47

Consolidated Statement of Comprehensive Income for the year ended December 31, 2021:

(In thousands)	As previously reported	Corrections	As revised
Net earnings	$267,159	$(4,330)	$262,829
Comprehensive income	387,550	(4,330)	383,220

Consolidated Statement of Cash Flows for the year ended December 31, 2021:

(In thousands)	As previously reported	Corrections	As revised
Net earnings	$267,159	$(4,330)	$262,829
Receivables, net	(61,277)	105	(61,172)
Deferred revenue	9,584	5,065	14,649
Income taxes	(12,988)	(1,224)	(14,212)
Other	19,005	384	19,389
Net cash provided by operating activities	387,668	—	387,668

3. REVENUE

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation's consolidated financial position, results or operations, or cash flows. There were no significant changes in estimated contract costs during 2023, 2022, or 2021. If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31,
	2023	2022	2021
Over-time	47%	51%	50%
Point-in-time	53%	49%	50%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $2.9 billion as of December 31, 2023, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type
	Year Ended December 31,
(In thousands)	2023	2022	2021
Aerospace & Defense
Aerospace Defense	$551,622	$479,743	$452,661
Ground Defense	308,008	219,739	220,290
Naval Defense	720,013	694,015	705,518
Commercial Aerospace	324,949	276,519	267,722
Total Aerospace & Defense Customers	$1,904,592	$1,670,016	$1,646,191

Commercial
Power & Process	$509,998	$472,300	$473,489
General Industrial	430,783	414,709	381,081
Total Commercial Customers	$940,781	$887,009	$854,570

Total	$2,845,373	$2,557,025	$2,500,761

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenues recognized for the years ended December 31, 2023, 2022, and 2021 included in the contract liabilities balance at the beginning of the respective years were approximately $195 million, $219 million, and $210 million, respectively. Changes in contract assets and contract liabilities as of December 31, 2023 were not materially impacted by any other factors. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Consolidated Balance Sheet.

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

For the year ended December 31, 2023, the Corporation did not complete any acquisitions.

For the year ended December 31, 2022, the Corporation acquired two businesses for an aggregate purchase price of $282 million, net of cash acquired. Such acquisitions contributed $45 million of total net sales and $1 million of net losses for the year ended December 31, 2022 which are included in the Consolidated Statement of Earnings. Also, the Corporation paid $5 million during the year ended December 31, 2022 for the final portion of the purchase price on the acquisition of Dyna-Flo Control Valve Services Ltd. (Dyna-Flo), which was initially held back as security for potential indemnification claims against the seller in accordance with the terms of the Purchase Agreement.

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
The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 56% and 54% of total net sales in 2023 and 2022, respectively. Total receivables due from government sources (primarily the U.S Government) were $482.5 million and $473.2 million as of December 31, 2023 and 2022, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $266.9 million and $279.3 million as of December 31, 2023 and 2022, respectively.
The composition of receivables as of December 31 is as follows:

(In thousands)	2023	2022
Billed receivables:
Trade and other receivables	$427,830	$412,682
Unbilled receivables:
Recoverable costs and estimated earnings not billed	309,561	315,383
Less: Progress payments applied	(687)	(67)
Net unbilled receivables	308,874	315,316
Less: Allowance for doubtful accounts	(4,026)	(4,694)
Receivables, net	$732,678	$723,304

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

The composition of inventories as of December 31 is as follows:

(In thousands)	2023	2022
Raw materials	$239,313	$242,116
Work-in-process	103,750	76,328
Finished goods	126,174	128,090
Inventoried costs related to U.S. Government and other long-term contracts(1)	43,255	39,685
Inventories, net of reserves	512,492	486,219
Less: Progress payments applied	(2,459)	(3,106)
Inventories, net	$510,033	$483,113
(1) As of December 31, 2023, this caption also includes capitalized development costs of $13.8 million related to certain aerospace and defense programs. These capitalized costs will be liquidated as units are produced and sold under contract. As of December 31, 2023, capitalized development costs of $8.8 million are not currently supported by existing firm orders.

7. PROPERTY, PLANT, AND EQUIPMENT
The composition of property, plant, and equipment as of December 31 is as follows:

(In thousands)	2023	2022
Land	$16,173	$16,880
Buildings and improvements	253,408	252,713
Machinery, equipment, and other	905,409	866,761
Property, plant, and equipment, at cost	1,174,990	1,136,354
Less: Accumulated depreciation	(842,194)	(793,646)
Property, plant, and equipment, net	$332,796	$342,708
Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $51 million, $51 million, and $55 million, respectively.

8. GOODWILL
The changes in the carrying amount of goodwill for 2023 and 2022 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2021	$316,147	$714,014	$432,865	$1,463,026
Acquisitions	12,445	—	94,148	106,593
Adjustments	—	967	—	967
Foreign currency translation adjustment	(7,042)	(12,195)	(6,714)	(25,951)
December 31, 2022	$321,550	$702,786	$520,299	$1,544,635
Foreign currency translation adjustment	3,581	7,592	3,018	14,191
December 31, 2023	$325,131	$710,378	$523,317	$1,558,826

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

The Corporation completed its annual goodwill impairment testing as of October 31, 2023, 2022, and 2021 and concluded that there was no impairment of goodwill.

9. OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology, customer related intangibles, and trademarks. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2023 and December 31, 2022, respectively.

	2023			2022
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$308,256	$(195,446)	$112,810	$306,160	$(176,675)	$129,485
Customer-related intangibles	670,966	(339,325)	331,641	666,638	(298,160)	368,478
Programs (1)	144,000	(41,400)	102,600	144,000	(34,200)	109,800
Other intangible assets	54,227	(43,666)	10,561	53,879	(40,745)	13,134
Total	$1,177,449	$(619,837)	$557,612	$1,170,677	$(549,780)	$620,897
(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.
During the year ended December 31, 2023, the Corporation did not acquire any intangible assets. During the year ended December 31, 2022, the Corporation acquired intangible assets of $147 million as a result of the Corporation's Keronite and arresting systems acquisitions, which included Customer-related intangibles of $106 million, Technology of $36 million, and Other intangible assets of $5 million. The weighted average amortization periods for these aforementioned intangible assets upon acquisition were 16.1, 14.9, and 10.0 years, respectively.
Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $65 million, $61 million, and $60 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2024	$56
2025	$54
2026	$53
2027	$50
2028	$44

10. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases machinery and office equipment under operating leases. Our leases have remaining lease terms ranging from approximately 1 year to 15 years, some of which include options for renewals, escalations, or terminations. Rental expenses for all operating leases amounted to $44 million, $42 million, and $42 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The components of lease expense were as follows:

	Year Ended
(In thousands)	December 31, 2023	December 31, 2022
Operating lease cost	$44,322	$42,125

Finance lease cost:
Depreciation of finance leases	$1,037	$1,037
Interest on lease liabilities	347	390
Total finance lease cost	$1,384	$1,427

Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2023	December 31, 2022
Cash used for operating activities:
Operating cash flows used for operating leases	$(36,294)	$(34,186)
Operating cash flows used for finance leases	(347)	(390)
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$14,361	$17,740

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
(In thousands, except lease term and discount rate)	2023	2022
Operating Leases
Operating lease right-of-use assets, net	$141,435	$153,855

Other current liabilities	$30,629	$29,910
Long-term operating lease liability	118,611	132,275
Total operating lease liabilities	$149,240	$162,185

Finance Leases
Property, plant, and equipment	$15,561	$15,561
Accumulated depreciation	(9,682)	(8,645)
Property, plant, and equipment, net	$5,879	$6,916

Other current liabilities	$1,181	$1,098
Other liabilities	6,742	7,924
Total finance lease liabilities	$7,923	$9,022

Weighted average remaining lease term
Operating leases	7.2 years	7.5 years
Finance leases	5.7 years	6.7 years
Weighted average discount rate
Operating leases	3.99%	3.80%
Finance leases	4.05%	4.05%

Maturities of lease liabilities were as follows:

	As of December 31, 2023
(In thousands)	Operating Leases	Finance Leases
2024	$35,623	$1,481
2025	29,043	1,518
2026	24,115	1,556
2027	18,438	1,595
2028	15,429	1,635
Thereafter	49,883	1,107
Total lease payments	172,531	8,892
Less: imputed interest	(23,291)	(969)
Total	$149,240	$7,923

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
Interest Rate Risks and Related Strategies
The Corporation’s primary interest rate exposure results from changes in U.S. dollar interest rates. The Corporation’s policy is to manage interest cost using a mix of fixed and variable rate debt.
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2023. The fair values of our debt instruments are characterized as Level 2 measurements which are based on market-based inputs or unobservable inputs and corroborated by market data such as quoted prices, interest rates, or yield curves. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2023, net of debt issuance costs, totaled $973 million compared to a carrying value, net of debt issuance costs, of $1,046 million. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2022, net of debt issuance costs, totaled $1,151 million compared to a carrying value, net of debt issuance costs, of $1,248 million.

The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2023	2022
Accrued compensation	$130,471	$87,835
Accrued interest	13,150	16,412
Accrued commissions	8,421	6,807
Accrued insurance	5,988	6,418
Income taxes payable	10,352	35,091
Other	19,657	21,877
Total accrued expenses	$188,039	$174,440

Other current liabilities consist of the following as of December 31:

(In thousands)	2023	2022
Short-term operating lease liabilities	$30,629	$29,910
Warranty reserves	15,207	18,147
WEC legal reserve	—	10,000
Pension and other postretirement liabilities	4,981	5,013
Other	19,983	19,709
Total other current liabilities	$70,800	$82,779
13. INCOME TAXES
2017 Tax Cuts and Jobs Act

In conjunction with the enactment of the 2017 Tax Cuts and Jobs Act (the Tax Act), the Corporation recorded provisional income tax expense of $18.2 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. The finalized transition tax of $23.6 million was to be paid over 8 years pursuant to the Tax Act. The transition tax liability, which is expected to be paid in 2024 and 2025, was $7.8 million and $7.4 million as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, the Corporation reassessed its assertion around whether foreign undistributed earnings should continue to no longer be considered permanently reinvested. Consistent with the prior year findings, the Corporation remained no longer permanently reinvested with the exception of one foreign subsidiary. The Corporation has recorded a liability for withholding taxes that would arise upon distribution of the Corporation’s foreign undistributed earnings.

Except as noted above, the Corporation remains permanently reinvested to the extent of any outside basis differences in its foreign subsidiaries in excess of the amount of undistributed earnings, as it is not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2023	2022	2021
Domestic	$300,200	$239,356	$266,140
Foreign(1)	162,870	149,839	82,816
	$463,070	$389,195	$348,956
(1) The Corporation recognized a pre-tax loss of $5 million during the first quarter of 2022 pertaining to the sale of its industrial valve business in Germany, as well as pre-tax impairment losses of $19 million in 2021.
The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2023	2022	2021
Current:
Federal	$58,629	$65,047	$56,804
State	13,098	12,717	15,359
Foreign	36,791	34,520	22,034
Total current	108,518	112,284	94,197

Deferred:
Federal	(180)	(11,413)	(7,167)
State	507	(4,442)	(477)
Foreign	(284)	(1,582)	(426)
Total deferred	43	(17,437)	(8,070)
Provision for income taxes	$108,561	$94,847	$86,127

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Add (deduct):
State and local taxes, net of federal benefit	2.3	1.7	3.7
Foreign earnings(1)	1.3	0.7	0.2
Foreign loss on sale	—	0.2	—
Foreign asset impairment (held for sale)	—	—	1.6
Valuation allowance for foreign assets held for sale	—	—	0.2
R&D tax credits	(1.1)	(1.1)	(1.3)
Foreign-derived intangible income	(1.2)	(1.2)	(1.4)
All other, net	1.1	3.1	0.7
Effective tax rate	23.4%	24.4%	24.7%
(1) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances, excluding items related to foreign assets that were classified as held for sale in 2021.
The components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

(In thousands)	2023	2022
Deferred tax assets:
Capitalized R&D expenses	$39,463	$23,785
Operating lease liabilities	32,041	34,977
Inventories, net	24,282	21,992
Incentive compensation	9,314	8,531
Environmental reserves	8,949	8,677
Net operating loss	8,348	9,096
Legal reserves	287	2,864
Other	30,130	40,965
Total deferred tax assets	152,814	150,887
Deferred tax liabilities:
Goodwill amortization	110,543	103,174
Other intangible amortization	53,551	59,966
Pension and other postretirement assets	37,870	29,053
Operating lease right-of-use assets, net	30,327	32,651
Withholding taxes	16,120	13,200
Depreciation	15,339	15,433
Other	8,160	7,256
Total deferred tax liabilities	271,910	260,733
Valuation allowance	4,892	5,664
Net deferred tax liabilities	$123,988	$115,510
Deferred tax assets and liabilities are reflected on the Corporation’s Consolidated Balance Sheets as of December 31 as follows:

(In thousands)	2023	2022
Net noncurrent deferred tax assets(1)	$8,331	$7,491
Net noncurrent deferred tax liabilities	132,319	123,001
Net deferred tax liabilities	$123,988	$115,510
(1)Amount is classified within the "Other Assets" caption in the Corporation's Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively.

The Corporation has income tax net operating loss carryforwards related to international operations of $20.1 million, of which $18.4 million have an indefinite life and $1.7 million which expire through 2029. The Corporation has federal and state income tax net loss carryforwards of $47.9 million, all of which are net operating losses that expire through 2041. The Corporation has recorded a deferred tax asset of $8.3 million, reflecting the benefit of the loss carryforwards related to international and domestic operations.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2023 the Corporation decreased its valuation allowance by $0.8 million to $4.9 million, in order to measure only the portion of deferred tax assets that more likely than not will be realized. As of December 31, 2023, $2.0 million of the total valuation allowance relates to foreign tax credits arising from branch operations that the Corporation believes it will be unable to utilize. The Corporation recorded a tax benefit of $1.4 million in the current year as compared to a provision of $2.7 million in prior year related to the valuation allowance on branch foreign tax credits. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
Income tax payments, net of refunds, of $136.4 million, $61.1 million, and $107.1 million were made in 2023, 2022, and 2021, respectively.
The Corporation has recorded a liability in Other liabilities for interest of $4.2 million and penalties of $2.5 million as of December 31, 2023.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2023	2022	2021
Balance as of January 1,	$17,371	$17,018	$15,585
Additions for tax positions of prior periods	2,387	3,004	2,877
Reductions for tax positions of prior periods	(2,419)	(1,732)	(1,861)
Additions for tax positions related to the current year	1,744	1,068	655
Settlements	(1,195)	(1,987)	(238)
Balance as of December 31,	$17,888	$17,371	$17,018
In many cases, the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2023:

United States (Federal)	2020	-	present
United States (Various states)	2012	-	present
United Kingdom	2022	-	present
Canada	2020	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in total unrecognized tax benefits as of December 31, 2023, 2022, and 2021 is $15.3 million, $15.1 million, and $14.1 million, respectively, which if recognized, would favorably impact the effective income tax rate.
14. DEBT

Debt consists of the following as of December 31:

(In thousands)	2023	2023	2022	2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.70% Senior notes due 2023	$—	$—	$202,500	$202,082
3.85% Senior notes due 2025	90,000	88,243	90,000	87,298
4.24% Senior notes due 2026	200,000	195,556	200,000	191,760
4.05% Senior notes due 2028	67,500	64,801	67,500	63,300
4.11% Senior notes due 2028	90,000	85,999	90,000	83,955
3.10% Senior notes due 2030	150,000	131,942	150,000	127,429
3.20% Senior notes due 2032	150,000	127,649	150,000	123,656
4.49% Senior notes due 2032	200,000	187,584	200,000	183,007
4.64% Senior notes due 2034	100,000	92,961	100,000	90,341
Total debt	1,047,500	974,735	1,250,000	1,152,828
Debt issuance costs, net	(1,541)	(1,541)	(1,631)	(1,631)
Unamortized interest rate swap proceeds (1)	4,403	4,403	6,031	6,031
Total debt, net	1,050,362	977,597	1,254,400	1,157,228
Less: current portion of long-term debt	—	—	202,500	202,082
Total long-term debt	$1,050,362	$977,597	$1,051,900	$955,146
(1) Represents the gain from termination of the Corporation's interest rate swap agreements on its 3.85% and 4.24% Senior Notes in February 2016, which will be amortized into interest expense over the remaining terms of the respective notes.

The Corporation's total debt outstanding had a weighted-average interest rate of 3.9% in 2023 and 3.4% in 2022.

Aggregate maturities of debt are as follows:

(In thousands)
2024	$—
2025	90,000
2026	200,000
2027	—
2028	157,500
Thereafter	600,000
Total	$1,047,500
Interest payments of $52 million, $42 million, and $40 million were made in 2023, 2022, and 2021, respectively.
Revolving Credit Agreement
In May 2022, the Corporation terminated its existing credit agreement, which was set to expire in October 2023, and entered into a new credit agreement (Credit Agreement) with a syndicate of financial institutions. The Credit Agreement, which is set to expire in May 2027, increased the size of the Corporation’s revolving credit facility to $750 million, and expanded the accordion feature to $250 million. The Corporation plans to use the Credit Agreement for general corporate purposes, which may include the funding of possible future acquisitions or supporting internal growth initiatives. As of December 31, 2023, the Corporation had $20 million in letters of credit supported by the Credit Agreement and no outstanding borrowings under the Credit Agreement. The unused credit available under the Credit Agreement as of December 31, 2023 was $730 million, which the Corporation had the ability to borrow in full without violating its debt to capitalization covenant.
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
Senior Notes
On October 27, 2022, the Corporation issued $300 million of Senior Notes (the 2022 Notes), consisting of $200 million of 4.49% notes that mature on October 27, 2032 and $100 million of 4.64% notes that mature on October 27, 2034. The 2022 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2022 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the issuance of the 2022 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2022 Notes. Under the terms of the Note Purchase Agreements, the Corporation is required to maintain certain financial ratios, the most restrictive of which are a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio not to be less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2022 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

On August 13, 2020, the Corporation issued $300 million of Senior Notes (the 2020 Notes), consisting of $150 million of 3.10% Senior Notes that mature on August 13, 2030 and $150 million of 3.20% Senior Notes that mature on August 13, 2032. The 2020 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2020 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the issuance of the 2020 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2020 Notes. Under the terms of the Note Purchase Agreements, as amended, the Corporation is required to maintain certain financial ratios, the most restrictive of which are a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio not to be less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2020 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

On February 26, 2013, the Corporation issued $500 million of Senior Notes (the 2013 Notes). The 2013 Notes consisted of $225 million of 3.70% Senior Notes that matured on February 26, 2023, $100 million of 3.85% Senior Notes that mature on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028. $100 million of additional 4.11% Senior Notes were deferred and subsequently issued on September 26, 2013 that mature on September 26, 2028. On October 15, 2018, the Corporation made a discretionary $50 million prepayment on the $500 million 2013 Notes. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes. Under the terms of the Note Purchase Agreement, as amended, the Corporation is required to maintain certain financial ratios, the most restrictive of which are a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio of less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

On December 8, 2011, the Corporation issued $300 million of Senior Notes (the 2011 Notes). The 2011 Notes consist of $100 million of 3.84% Senior Notes that matured on December 1, 2021 and $200 million of 4.24% Senior Series Notes that mature on December 1, 2026. The 2011 Notes are senior unsecured obligations, equal in right of payment to our existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of our 2011 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the 2011 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2011 Notes. Under the terms of the Note Purchase Agreement, as amended, the Corporation is required to maintain certain financial ratios, the most restrictive of which is a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio of less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2011 Notes also contain a cross default provision with our other senior indebtedness.

As of December 31, 2023, the Corporation had the ability to borrow additional debt of $2.3 billion without violating our debt to capitalization covenant.

15. EARNINGS PER SHARE
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.
As of December 31, 2023, 2022 and 2021, there were no anti-dilutive equity-based awards excluded from the calculation of diluted earnings per share.
Earnings per share calculations for the years ended December 31, 2023, 2022, and 2021, were as follows:

(In thousands, except per share data)	Net Earnings	Weighted- Average Shares Outstanding	Earnings per Share
2023
Basic earnings per share	$354,509	38,283	$9.26
Dilutive effect of deferred stock compensation		246
Diluted earnings per share	$354,509	38,529	$9.20
2022
Basic earnings per share	$294,348	38,386	$7.67
Dilutive effect of deferred stock compensation		263
Diluted earnings per share	$294,348	38,649	$7.62
2021
Basic earnings per share	$262,829	40,417	$6.50
Dilutive effect of deferred stock compensation		185
Diluted earnings per share	$262,829	40,602	$6.47

16. SHARE-BASED COMPENSATION PLANS
In May 2014, the Corporation adopted the Curtiss-Wright 2014 Omnibus Incentive Plan (the 2014 Omnibus Plan). The plan replaced the Corporation's existing 2005 Long Term Incentive Plan and the 2005 Stock Plan for Non-Employee Directors (collectively the 2005 Stock Plans). Beginning in May 2014, all awards were granted under the 2014 Omnibus Plan. The maximum aggregate number of shares of common stock that may be issued under the 2014 Omnibus Plan are 2,400,000 less one share of common stock for every one share of common stock granted under any prior plan after December 31, 2013 and prior to the effective date of the 2014 Omnibus Plan. In addition, any awards that were previously granted under any prior plan that terminate without issuance of shares shall be eligible for issuance under the 2014 Omnibus Plan. Awards under the 2014 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock units (RSU), other stock-based awards, performance share units (PSU), or cash-based performance units (PU).

During 2023, the Corporation granted share-based awards in the form of RSUs and PSUs. Previous grants under the 2005 Stock Plans included non-qualified stock options. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (ESPP) to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2023, 2022, and 2021 is as follows:

(In thousands)	2023	2022	2021
Employee Stock Purchase Plan	$1,869	$1,764	$1,710
Performance Share Units	5,109	5,069	4,850
Restricted Share Units	8,032	6,725	5,661
Other share-based payments	1,793	1,826	1,229
Total share-based compensation expense before income taxes	$16,803	$15,384	$13,450

Other share-based grants include service-based restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expense in the Consolidated Statement of Earnings. No share-based compensation costs were capitalized during 2023, 2022, or 2021.

The following table summarizes the cash received from share-based awards on share-based compensation:

(In thousands)	2023	2022	2021
Cash received from share-based awards	$10,584	$9,997	$9,705

Performance Share Units

The Corporation has granted performance share units to certain employees, whose three year cliff vesting is contingent upon the Corporation's total shareholder return over the three-year term beginning at the start of the fiscal year following the date of grant. Performance is measured by determining the percentile rank of the total shareholder return of the Corporation's common stock in relation to the total shareholder return of a self-constructed peer group (for awards granted in 2022 and 2023) or compared to the S&P Midcap 400 Index (for awards granted in 2021). The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s common stock on the date of grant. The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period.

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

A summary of the Corporation’s 2023 activity related to performance share units and restricted share units are as follows:

	Performance Share Units (PSUs)		Restricted Share Units (RSUs)
	Shares/Units (000’s)	Weighted- Average Fair Value	Shares/Units (000’s)	Weighted- Average Fair Value
Nonvested as of December 31, 2022	105	$143.69	212	$114.15
Granted	36	172.89	58	174.33
Vested	(57)	103.86	(78)	83.43
Forfeited	—	—	(6)	146.84
Nonvested as of December 31, 2023	84	$183.09	186	$144.59
Expected to vest as of December 31, 2023	84	$183.09	186	$144.59

Nonvested PSUs had an intrinsic value of $18.7 million and unrecognized compensation costs of $5.1 million as of December 31, 2023. Nonvested RSUs had an intrinsic value of $41.4 million and unrecognized compensation costs of $12.1 million as of December 31, 2023. Unrecognized compensation costs related to PSUs and RSUs are expected to be recognized over 1.7 years and 2.1 years, respectively.

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
17. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation maintains separate and distinct pension and other post-retirement defined benefit plans, consisting of three domestic plans and six separate foreign pension plans. The domestic plans include a qualified pension plan, a non-qualified pension plan, and a postretirement health-benefits plan. The foreign plans consist of one defined benefit pension plan each in the United Kingdom, France, Canada, and Switzerland, and two in Mexico.
Domestic Plans
Qualified Pension Plan
The Corporation maintains a defined benefit pension plan (the CW Pension Plan) covering certain employee populations under six benefit formulas: a non-contributory non-union and union formula for certain Curtiss-Wright (CW) employees, a contributory union and non-union benefit formula for employees at the EMD business unit, and two benefit formulas providing annuity benefits for participants in the former Williams Controls salaried and union plans.
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
As of December 31, 2023, and 2022, the Corporation had a noncurrent pension asset of $244.1 million and $209.9 million, respectively. The change in balance was primarily due to a higher return on plan assets during 2023.
Nonqualified Pension Plan
The Corporation also maintains a non-qualified restoration plan (the CW Restoration Plan) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $44.8 million and $40.4 million as of December 31, 2023 and 2022, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $3.2 million in 2024.
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
The Corporation had an accrued postretirement benefit liability $20.0 million as of both December 31, 2023 and 2022, respectively. The Corporation expects to contribute $1.7 million to the plan during 2024. Activity associated with the postretirement benefit liability for the years ended December 31, 2023 and 2022 was immaterial.
Foreign Plans
As of December 31, 2023 and 2022, the total projected benefit obligation related to all foreign plans was $80.8 million and $69.6 million, respectively. As of December 31, 2023 and December 31, 2022, the Corporation had a net pension asset of $10.7 million and $9.8 million, respectively. The Corporation's contributions to the foreign plans are expected to be $1.2 million in 2024.
Components of net periodic benefit expense
The net pension and net postretirement benefit costs consisted of the following:

	Pension Benefits
(In thousands)	2023	2022	2021
Service cost	$16,224	$23,217	$26,735
Interest cost	34,085	20,923	17,419
Expected return on plan assets	(63,013)	(54,855)	(60,286)
Amortization of prior service cost	(106)	(318)	(251)
Recognized net actuarial loss	139	17,198	28,905
Cost of settlements/curtailments	—	4,499	3,310
Special termination benefits	—	—	52
Net periodic benefit cost	$(12,671)	$10,664	$15,884
The cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2022 and 2021, the Company recognized settlement charges related to the retirement of former executives.

The following table outlines the Corporation's consolidated disclosure of the pension benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2023 measurement date.

	Pension Benefits
(In thousands)	2023	2022
Change in benefit obligation:
Beginning of year	$733,434	$979,070
Service cost	16,224	23,217
Interest cost	34,085	20,923
Plan participants’ contributions	1,200	1,229
Actuarial (gain) loss	17,312	(201,592)
Benefits paid	(52,228)	(75,770)
Actual expenses	(1,997)	(1,681)
Acquisitions	—	496
Divestitures	—	(4,341)
Currency translation adjustments	5,340	(8,117)
End of year	$753,370	$733,434

Change in plan assets:
Beginning of year	$912,702	$1,156,616
Actual return on plan assets	93,488	(182,519)
Employer contribution	4,601	24,865
Plan participants’ contributions	1,200	1,229
Benefits paid	(52,228)	(75,770)
Actual expenses	(1,997)	(1,681)
Currency translation adjustments	5,598	(10,038)
End of year	$963,364	$912,702

Funded status	$209,994	$179,268

	Pension Benefits
(In thousands)	2023	2022
Amounts recognized on the balance sheet
Noncurrent assets	$261,869	$222,627
Current liabilities	(3,280)	(3,272)
Noncurrent liabilities	(48,595)	(40,087)
Total	$209,994	$179,268
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss	$121,557	$133,813
Prior service cost	(163)	(239)
Total	$121,394	$133,574
Information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$77,189	$64,669
Accumulated benefit obligation	68,257	61,368
Fair value of plan assets	25,314	21,311

Plan Assumptions

	Pension Benefits
	2023	2022
Weighted-average assumptions in determination of benefit obligation:
Discount rate	4.71%	4.95%
Rate of compensation increase	3.33%	3.34%
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A
Ultimate rate reached in 2032	N/A	N/A
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	4.95%	2.72%
Expected return on plan assets	6.41%	5.47%
Rate of compensation increase	3.34%	3.40%
Health care cost trends:
Rate assumed for subsequent year	N/A	N/A
Ultimate rate reached in 2032	N/A	N/A
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

The Corporation maintains the funds of the CW Pension Plan under a trust that is diversified across investment classes and among investment managers to achieve an optimal balance between risk and return. In the first quarter of 2022, the Corporation implemented an asset de-risking strategy in recognition of the strong funded status of the plan and a desire to reduce volatility as the plan approaches the cessation of accruals in 2028. As a part of its strategy shift, the Corporation transitioned to an Outsourced Chief Investment Officer model that introduces asset allocation constraints that increase the fixed income allocation over time and with changes in the funded status. Accordingly, our established target allocations for each of the following asset classes: domestic equity securities, international equity securities, and debt securities have changed. Below are the Corporation’s actual and current target allocations for the CW Pension Plan, representing 90% of consolidated assets:

	As of December 31,		Target	Expected
	2023	2022	Exposure	Range
Asset class
Domestic equities	29%	33%	29%	24%-34%
International equities	10%	11%	11%	7%-15%
Total equity	39%	44%	40%	30%-50%
Fixed income	61%	56%	60%	50%-70%
As of December 31, 2023 and 2022, cash funds in the CW Pension Plan represented approximately 2% and 4% of portfolio assets, respectively.
Foreign plan assets represent 10% of consolidated plan assets, with most of the assets supporting the U.K. plan. Generally, the foreign plans follow a similar asset allocation strategy and are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 5% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements
The following table presents consolidated plan assets (in thousands) using the fair value hierarchy as of December 31, 2023.

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$33,272	$730	$32,542	$—
Equity securities (1)	388,343	370,028	18,315	—
Fixed Income (2)	481,169	373,963	107,206	—
Other (3)	9,918	4,167	—	5,751
December 31, 2022	$912,702	$748,888	$158,063	$5,751
Cash and cash equivalents	$16,105	$16,105	$—	$—
Equity securities (1)	358,082	341,575	16,507	—
Fixed Income (2)	578,797	9,316	569,481	—
Other (3)	10,380	3,672	—	6,708
December 31, 2023	$963,364	$370,668	$585,988	$6,708

(1)This category consists of domestic and international equity securities. It is comprised of individual U.S. securities and exchange-traded funds benchmarked against the S&P 500 index and Russell Mid Cap and Russell 2000 indices, international securities and exchange-traded funds benchmarked against the MSCI EAFE and EM indices, global equity index mutual funds associated with our U.K. based pension plans, and a balanced fund associated with the Canadian based pension plan.

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

(3)This category consists of a domestic real estate exchange-traded fund and real estate investment trusts in Switzerland.
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
Cash balances in the United States are held in money market funds and classified as a Level 1 asset. Non-U.S. cash is valued using a market approach based on quoted market prices of identical instruments.
Activity associated with Level 3 assets held during the years ended December 31, 2023 and 2022 was immaterial.
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans
2024	$50,025
2025	52,823
2026	54,281
2027	55,157
2028	57,403
2029 - 2033	274,696
Defined Contribution Retirement Plans
The Corporation offers all of its full-time domestic employees the opportunity to participate in a defined contribution plan. Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 7% of eligible compensation. During the year ended December 31, 2023, the expense relating to the plan was $23.5 million, consisting of $12.2 million in matching contributions to the plan in 2023, and $11.3 million in non-elective contributions, primarily paid in January 2024. Cumulative contributions of approximately $123 million are expected to be made from 2024 through 2028.

18. SEGMENT INFORMATION

The Corporation’s segments are composed of similar product groupings that serve the same or similar end markets. Based on this approach, the Corporation has three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power, as described below in further detail.

The Aerospace & Industrial reportable segment is comprised of businesses that provide a diversified offering of highly engineered products and services supporting critical applications primarily across the commercial aerospace and general industrial markets. The products offered include electronic throttle control devices, joysticks, power management electronics, traction inverters and transmission shifters, electro-mechanical actuation control components, and surface technology services such as shot peening, laser peening, and engineered coatings.

The Defense Electronics reportable segment is comprised of businesses that primarily provide products to the defense markets and to a lesser extent the commercial aerospace market. The products offered include commercial off-the-shelf (COTS) embedded computing board level modules, integrated subsystems, turret aiming and stabilization products, tactical communications solutions for battlefield network management, weapons handling systems, avionics and electronics, flight test equipment, and aircraft data management solutions.

The Naval & Power reportable segment is comprised of businesses that provide products to the naval defense market and to a lesser extent the power & process and aerospace defense markets. The products offered include main coolant pumps, power-dense compact motors, generators, secondary propulsion systems, pumps, pump seals, valves, control rod drive mechanisms, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, fluid sealing products, and arresting systems.

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.

Operating results by reportable segment are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net sales
Aerospace & Industrial	$889,744	$838,885	$789,054
Defense Electronics	818,547	693,709	727,828
Naval & Power	1,142,590	1,030,918	990,339
Less: Intersegment Revenues	(5,508)	(6,487)	(6,460)
Total Consolidated	$2,845,373	$2,557,025	$2,500,761

Operating income (expense)
Aerospace & Industrial	$145,278	$136,996	$121,817
Defense Electronics	191,775	154,568	159,089
Naval & Power	189,227	177,582	136,106
Corporate and Eliminations (1)	(41,678)	(45,703)	(39,883)
Total Consolidated	$484,602	$423,443	$377,129

Depreciation and amortization expense
Aerospace & Industrial	$33,994	$34,336	$36,999
Defense Electronics	33,347	35,120	38,136
Naval & Power	46,165	39,712	35,937
Corporate	2,666	2,859	3,312
Total Consolidated	$116,172	$112,027	$114,384

Capital expenditures
Aerospace & Industrial	$17,067	$18,554	$16,799
Defense Electronics	5,573	3,504	3,922
Naval & Power	18,112	13,652	18,106
Corporate	3,914	2,507	2,281
Total Consolidated	$44,666	$38,217	$41,108
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.

	As of December 31,
(In thousands)	2023	2022
Segment assets
Aerospace & Industrial	$1,077,808	$1,041,562
Defense Electronics	1,517,877	1,546,331
Naval & Power	1,496,063	1,487,568
Corporate	529,221	372,842
Total Consolidated	$4,620,969	$4,448,303

Reconciliations

	Year Ended December 31,
(In thousands)	2023	2022	2021
Earnings before taxes:
Total reportable segment operating income	$526,280	$469,146	$417,012
Corporate and Eliminations	(41,678)	(45,703)	(39,883)
Interest expense	51,393	46,980	40,240
Other income, net	29,861	12,732	12,067
Earnings before income taxes	$463,070	$389,195	$348,956

	As of December 31,
(In thousands)	2023	2022
Assets:
Total assets for reportable segments	$4,091,748	$4,075,461
Non-segment cash	228,930	122,198
Other assets	300,291	250,644
Total consolidated assets	$4,620,969	$4,448,303
Geographic Information

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues
United States of America	$2,060,986	$1,879,001	$1,851,827
United Kingdom	115,078	102,965	93,154
Other foreign countries	669,309	575,059	555,780
Consolidated total	$2,845,373	$2,557,025	$2,500,761

	As of December 31,
(In thousands)	2023	2022
Long-Lived Assets - Property, plant, and equipment, net
United States of America	$243,542	$254,317
United Kingdom	25,898	27,049
Other foreign countries	63,356	61,342
Consolidated total	$332,796	$342,708

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of December 31, 2023 and 2022, there were $20 million and $17 million of stand-by letters of credit outstanding, respectively, and $16 million and $3 million of bank guarantees outstanding, respectively.

The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. As of December 31, 2023, the Corporation has recorded an asset retirement obligation of approximately $8 million for two of the three licenses. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. The Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35 million surety bond.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2021	$(99,566)	$(90,899)	$(190,465)
Other comprehensive loss before reclassifications (1)	(61,241)	(23,447)	(84,688)
Amounts reclassified from accumulated other comprehensive income (1)	—	16,237	16,237
Net current period other comprehensive loss	(61,241)	(7,210)	(68,451)
December 31, 2022	$(160,807)	$(98,109)	$(258,916)
Other comprehensive loss before reclassifications (1)	37,519	8,218	45,737
Amounts reclassified from accumulated other comprehensive income (1)	—	(44)	(44)
Net current period other comprehensive income	37,519	8,174	45,693
December 31, 2023	$(123,288)	$(89,935)	$(213,223)
(1)All amounts are after tax.

Details of amounts reclassified from accumulated other comprehensive income (loss) are below:

	Amount reclassified from Accumulated other comprehensive income (loss)		Affected line item in the Consolidated Statement of Earnings
(In thousands)	2023	2022
Defined benefit pension and postretirement plans
Amortization of prior service costs	$133	$345	Other income, net
Recognized net actuarial losses	(85)	(17,198)	Other income, net
Settlements	—	(4,499)	Other income, net
	48	(21,352)	Earnings before income taxes
	(4)	5,115	Provision for income taxes
Total reclassifications	$44	$(16,237)	Net earnings

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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2023. An audit includes examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2023.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue– Over-Time Basis – Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue when control of a promised good and/or service is transferred to a customer at a transaction price that reflects the consideration that the Company expects to be entitled to in exchange for that good and/or service. The Company identifies a performance obligation for each promise in a contract to transfer a distinct good or service to the customer. Revenue recognized on an over-time basis for the year ended December 31, 2023, accounted for approximately 47% of total net sales. Contracts that qualify for over-time revenue recognition are generally associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications and generally span between 2-5 years in duration. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs.

Included within revenue recognized on an over-time basis are certain contracts that require the use of reasonable and dependable estimates of future costs that will be incurred to complete production of goods or provision of services as well as a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based on industry knowledge and experience of engineers, project managers, and financial staff. Specific to these contracts, auditing over-time revenue required extensive audit effort due to a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to auditing over-time revenue specific to these contracts (as described above) included the following, among others:

◦At select business units, we tested the effectiveness of controls over the recognition of over-time basis revenue, including those over costs incurred to date and estimates of future costs related to the performance obligation.

◦Obtained the population of active contracts during 2023 and assessed (1) contract year-to-date revenue in relation to inception-to-date margin and (2) contract value in relation to inception-to-date margin to identify potential outliers in the portfolio of active contracts that may contain characteristics of audit interest.

◦For those contracts identified that contained characteristics of audit interest, performed further audit procedures tailored to address the specific characteristics of audit interest identified. Procedures performed, among others, included:

▪Read the relevant portions of contracts including any recent contract modifications to understand contract terms, including incentives, fee arrangement, scope of work, and any unusual contract terms.

▪Evaluated the estimates of total costs and profits for these selected contracts by:

•Evaluating management’s ability to achieve the estimated cost and profit by 1) performing inquiries with the business managers and corroborating the information gained from these inquiries with other parties who have detailed knowledge of the contract’s progress, issues being encountered, and overall production status, 2) considering management’s historical performance against estimates, and 3) considering any contradictory information.

•Comparing management’s estimates for selected contracts to costs and profits of similar related contracts, when applicable.

◦We developed independent estimates of revenue based on historical profit margins and current year costs incurred to date. We compared those estimates to revenue recognized by the Company.

◦Tested the accuracy and completeness of the costs incurred to date.

/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 20, 2024

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.

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
February 20, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
As of December 31, 2023, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2023 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Corporation’s management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management believes that as of December 31, 2023, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2023 have been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
(b) Insider Adoption or Termination of Trading Arrangements
During the three-months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name	Title	Action	Character of Trading Arrangement(1)	Adoption Date	Earliest Sale Date	Expiration Date(2)	Aggregate # of securities to be purchased or sold(3)
K. Christopher Farkas	Vice President and Chief Financial Officer	Adoption	Rule 10b5-1 Trading Arrangement	December 14, 2023	March 14, 2024	September 14, 2024	(4)
Paul J. Ferdenzi	Vice President, General Counsel, and Corporate Secretary	Adoption	Rule 10b5-1 Trading Arrangement	December 13, 2023	March 12, 2024	December 31, 2024	Up to 5000 shares to be sold

1.Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.
2.The Rule 10b5-1 trading arrangements permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales, (b) the date listed in the table, or (c) such date the trading arrangement is otherwise terminated according to its terms. The trading arrangements also provide for automatic expiration in the event of death, dissolution, bankruptcy, or insolvency of the adopting person.
3.The volume of sales is based on pricing triggers outlined in the Rule 10b5-1 Trading Arrangement.
4.The aggregate number of shares of common stock to be sold pursuant to Mr. Farkas's Rule 10b5-1 Trading Arrangement include: (a) 100% of the net after-tax shares received upon the vesting of 1,805 time-based restricted stock units on March 18, 2024; and (b) 100% of the net after-tax shares of common stock received upon the vesting of 2,371 performance-based restricted stock units (PSUs), which were granted March 18, 2021. The number of shares granted is at target and the number of shares that will be earned will depend on Company total shareholder return relative to its peer group for the 2021 – 2023 performance period. PSUs may be earned up to 200% of grant. PSUs will be earned as common stock in early 2024. For more information, see the “Compensation Discussion and Analysis” section in our most recent proxy statement, which was filed with the SEC on March 24, 2023. In addition, the actual number of shares that will be released to Mr. Farkas in connection with the PSUs and sold under the Rule 10b5-1 Trading Arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable.

Each of the 10b5-1 Trading Arrangements in the above table included a representation from the officer to the broker administering the plan that such individual (i) was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan and (ii) the plan was entered into good faith and not as part of a plan or scheme to evade securities law. A similar representation was made to the Company in connection with the adoption of the plan. Those representations were made as of the date of adoption of the 10b5-1 plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer was unaware, or with respect to any material nonpublic information acquired by the officer or the Company after the date of the representation. Actual sale transactions will be disclosed publicly through Form 144 and Form 4 filings with the SEC, as required.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 2, 2024 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption "Executive Officers" and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans."

Item 11. Executive Compensation
RECOVERY ANALYSIS OF INCENTIVE-BASED COMPENSATION UNDER THE COMPANY’S DODD-FRANK CLAWBACK POLICY

The Company’s general employee incentive compensation recoupment, or “clawback” policy provides that in the event the amount of any incentive compensation award is based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, or if a participant is one of the individuals subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002 and has committed an offense subject to forfeiture under such statute, the participant must reimburse the Company that portion of the incentive compensation award that was based on the inaccurate data or as provided for in such statute.

In September 2023, the Executive Compensation Committee of the Board of Directors of the Company (the “Committee”) adopted a separate executive incentive compensation clawback policy to comply with the requirements of the Dodd-Frank Walls Street Reform and Consumer Protection Act of 2010, as implemented by New York Stock Exchange listing standards and the SEC’s rules and regulation, which applies to current and certain former Section 16 executive officers (the “Dodd-Frank Clawback Policy”). The Dodd-Frank Clawback Policy requires the Company to recover certain cash or equity-based incentive compensation payments or awards made or granted to such executive officers in the event the Company is required to prepare an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”). The Dodd-Frank Clawback Policy covers cash or equity-based compensation that is granted, earned, or vested based wholly or in part upon the attainment of a Company financial reporting measure (including stock price or total shareholder return). Recovery under the Dodd-Frank Clawback Policy applies to incentive compensation subject to the policy that is received (i) on or after December 1, 2023, (ii) by a person after such individual became an executive officer, and (iii) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the Accounting Restatement. The incentive compensation to be recovered is the amount in excess of what would have been paid based on the restated results. Recovery will be required on a “no fault” basis, without regard to whether any misconduct occurred and without regard to whether an executive officer was responsible for the erroneous financial statements. Furthermore, under the Dodd-Frank Clawback Policy, the Company is prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously awarded incentive-based compensation.

During the third quarter of 2023, the Company identified an error related to a single long-term contract within a subsidiary of its Naval & Power segment. The error primarily impacted 2020 and 2021, whereby certain events occurring during the pandemic, including constructive changes to the contract as well as labor inefficiencies and hiring delays due to a facility relocation, were not reflected in the contract’s estimated costs of completion.

In accordance with Staff Accounting Bulletin ("SAB") Nos. 99 and 108, the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that it was not material to any one of the prior reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustment to correct the cumulative effect of the aforementioned error had been recorded in the three and nine months ended September 30, 2023, the impact would have been qualitatively material to the Condensed Consolidated Statements of Earnings of the Company for those respective periods.

Therefore, in accordance with SAB 108, the Company revised the applicable prior period financial statements included within its quarterly report on Form 10-Q for the third quarter ended September 30, 2023, as summarized below. The net impact of the error resulted in an overstatement of previously reported total net sales and net earnings of approximately $5 million and $4 million, respectively, for the year ended December 31, 2021, and an overstatement of previously reported total net sales and net earnings of approximately $8 million and $7 million, respectively, for the year ended December 31, 2020. The impact of the error on previously reported total net sales and net earnings was inconsequential for the year ended December 31, 2022. The Company revised its consolidated financial statements as of December 31, 2022 and for the year ended December 31, 2021 in this Form 10-K.

The Committee, the Company’s outside legal counsel, and the Committee’s independent compensation consultant Frederic W. Cook & Co., Inc. (“FW Cook”) performed an analysis of the impact that the immaterial restatement discussed immediately above (the “Immaterial Restatement”) had on the Company’s past and future payouts under its incentive compensation plans, and whether recovery of such incentive compensation payouts is required under its Dodd-Frank Clawback Policy. Because the Dodd-Frank Clawback Policy only applied to incentive compensation payments received after December 1, 2023, any incentive compensation received prior to such date would not be subject to recoupment under the policy. Accordingly, only annual and long-term incentive compensation received in early 2024 under the Company’s incentive compensation plan (ICP) and long-term incentive compensation plan (LTIP) for financial performance of the Company against pre-established financial performance measures for the 2023 performance period (ICP) and 2021 – 2023 performance period (LTIP), would be subject to the policy. As noted above, the Committee determined that since the Immaterial Restatement did not impact the 2023 performance period (only impacting prior year periods 2020 through 2022), the receipt of annual incentive compensation under the ICP in early 2024 was not required to be recovered under the Dodd-Frank Clawback Policy. With respect to the receipt of LTIP, the payment of cash-based performance units (PUPs) in early 2024 was based on Company performance against pre-established financial performance measures for the 2021 – 2023 performance period. Based on Company financial performance resulting from the Immaterial Restatement against its performance targets during such performance period, it was determined that Company performance would have resulted in a maximum payout against target with or without the Immaterial Restatement. Therefore, because payment of PUPs was at maximum with giving effect to the Immaterial Restatement, no excess incentive compensation was received by the Section 16 executive officers based on the Immaterial Restatement, and therefore, no recovery was required under the Dodd-Frank Clawback Policy.

The receipt of performance share units (PSUs) under the LTIP in early 2024 was based on Company total shareholder return (TSR) relative to its peer group for the 2021 – 2023 performance period. The Company performed an analysis assessing the impact of the Immaterial Restatement on its TSR and the payouts associated with its TSR. After reviewing the relatively minor financial impacts to 2021 and 2022 performance the Committee reasonably estimated that the Immaterial Restatement was immaterial to the overall financial results of the Company during this period, and reasonably concluded that the restated financials resulting from the Immaterial Restatement would not have impacted the Company’s TSR and PSU payouts. Additionally, the Committee, after advice from the Company’s outside legal counsel and FW Cook, determined that the payouts would have been 200% of target regardless due to the high levels of Company financial performance even as restated. Therefore, because payment of PSUs was 200% of target without giving effect to the Immaterial Restatement, no excess PSUs were received by the Section 16 executive officers based on the Immaterial Restatement, and therefore, no recovery was required under the Dodd-Frank Clawback Policy.

Finally, a recovery analysis was also performed under the Company’s general employee incentive compensation recoupment policy discussed above, which has a one-year look back period. Because the general policy only mandates a clawback in the event of a full restatement of financials and the overall Company financial performance was nominally impacted for the 2022 performance period under the ICP and 2020 – 2022 performance period under the LTIP, the Committee determined that no excess incentive compensation was received by the Section 16 executive officers in early 2023 based on the Immaterial Restatement, and therefore no recovery was required under the Company’s general employee incentive compensation recoupment policy.
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 2, 2024 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption "Executive Officers" and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans."
PART IV
Item 15. Exhibits, Financial Statement Schedule.

		Notes to Consolidated Financial Statements			48
	2.	Financial Statement Schedule
		Schedule II-Valuation and Qualifying Accounts			89
All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

			Incorporated by Reference		Filed
	Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005
	3.1	Amended and Restated Certificate of Incorporation	8-A12B/A	May 24, 2005
	3.2	Amended and Restated By-Laws	8-K	May 18, 2015
	4.1	Form of stock certificate for Common Stock	8-A12B/A	May 24, 2005
	4.2	Description of Registrant’s Securities	DEF 14A	April 5, 2005
	10.1	Form of Long Term Incentive Award Agreement, between the Registrant and the executive officers of the Registrant*	10-K	March 7, 2006
	10.2	Revised Standard Employment Severance Agreement with Senior Management of the Registrant*	10-K	February 25, 2021
	10.3	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011
	10.4	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 24, 2012
	10.5	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
	10.6	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
	10.7	Instrument of Amendment No. 4 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 25, 2016
	10.8	Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-K	February 24, 2022
	10.9	Instrument of Amendment No. 1 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-K	February 24, 2022
	10.1	Instrument of Amendment No. 2 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-Q	August 3, 2023
	10.11	Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective as of January 1, 2015*	10-K	February 25, 2016

10.12	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2016
10.13	Instrument of Amendment No. 2 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.14	Instrument of Amendment No. 3 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.15	Instrument of Amendment No. 4 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.16	Instrument of Amendment No. 5 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.17	Instrument of Amendment No. 6 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.18	Instrument of Amendment No. 7 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.19	Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.20	Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.21	Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.22	Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.23	Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2020
10.24	Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2021
10.25	Instrument of Amendment No. 14 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 24, 2022
10.26	Instrument of Amendment No. 15 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 24, 2022
10.27	Instrument of Amendment No. 16 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2023
10.28	Instrument of Amendment No. 17 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 3, 2023
10.29	Curtiss-Wright Corporation 2014 Omnibus Incentive Plan*	14A	March 21, 2014
10.30	Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 19, 2015
10.31	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 25, 2016

10.32	Form of indemnification Agreement entered into by the Registrant with each of its directors	10-Q	May 7, 2012
10.33	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 25, 2011
10.34	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 24, 2012
10.35	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.36	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.37	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2014
10.38	Curtiss-Wright Corporation 2005 Stock Plan for Non-Employee Directors*	14A	April 5, 2005
10.39	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006*	10-K	February 27, 2007
10.40	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 24, 2012
10.41	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 19, 2015
10.42	Instrument of Amendment No. 3 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 25, 2016
10.43	Standard Change In Control Severance Protection Agreement, dated February 16, 2021, between the Registrant and Key Executives of the Registrant*	10-K	February 25, 2021
10.44	Curtiss-Wright Corporation Employee Stock Purchase Plan, as amended May 10, 2018*	14A	March 23, 2018
10.45	Curtiss-Wright Corporation Incentive Compensation Plan, as amended February 14, 2023 *	14A	March 24, 2023
10.46	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and K. Christopher Farkas*	10-K	February 24, 2022
10.47	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Paul J. Ferdenzi*	10-K	February 24, 2022
10.48	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Gary A. Ogilby*	10-K	February 24, 2022
10.49	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Robert F. Freda*	10-K	February 24, 2022
10.50	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association	10-Q	May 13, 1998
10.51	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011

10.52	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.53	First Amendment and Waiver to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	8-K	December 21, 2022
10.54	Second Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
10.55	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.56	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.57	First Amendment and Waiver to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	8-K	December 21, 2022
10.58	Second Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
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
		8-K	May 18, 2022
10.60	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020
10.61	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020
10.62	First Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
10.63	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	10-K	February 22, 2023
10.64	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	10-K	February 22, 2023
19.10	Insider Trading Policy			X
21.00	Subsidiaries of the Registrant			X
23.00	Consent of Independent Registered Public Accounting Firm			X
31.10	Certification of Lynn M. Bamford, Chair and CEO, Pursuant to Rule 13a - 14(a)			X

31.20	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rule 13a - 14(a)	X
32.00	Certification of Lynn M. Bamford, Chair and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350	X
97.10	Curtiss-Wright Corporation Dodd-Frank Clawback Policy	X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Item 16. Form 10-K Summary
None.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2023, 2022, and 2021
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period

Deducted from assets to which they apply:
December 31, 2023
Tax valuation allowance	5,664	1,471	63	(1)	2,306	4,892
Total	$5,664	$1,471	$63		$2,306	$4,892
December 31, 2022
Tax valuation allowance	2,625	3,920	1	(1)	882	5,664
Total	$2,625	$3,920	$1		$882	$5,664
December 31, 2021
Tax valuation allowance	1,240	1,864	(22)	(1)	457	2,625
Total	$1,240	$1,864	$(22)		$457	$2,625

(1) Primarily foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:    February 15, 2024    By: /s/ Lynn M. Bamford
Lynn M. Bamford
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 15, 2024    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Chief Financial Officer

Date:    February 15, 2024    By: /s/ Gary A. Ogilby
Gary A. Ogilby
Vice President and Corporate Controller

Date:    February 15, 2024    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 15, 2024    By: /s/ S. Marce Fuller
S. Marce Fuller
Director

Date:    February 15, 2024    By: /s/ Bruce D. Hoechner
Bruce D. Hoechner
Director

Date:    February 15, 2024    By: /s/ Glenda J. Minor
Glenda J. Minor
Director

Date:    February 15, 2024    By: /s/ Anthony J. Moraco
Anthony J. Moraco
Director

Date:     February 15, 2024    By: /s/ William F. Moran
William F. Moran
Director

Date:    February 15, 2024    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:     February 15, 2024    By: /s/ Peter C. Wallace
Peter C. Wallace
Director

Date:     February 15, 2024    By: /s/ Larry D. Wyche
Larry D. Wyche
Director