Form 10-Q
period 2024-03-31
CURTISS WRIGHT CORP
filed 2024-05-02
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

or

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

Common Stock, par value $1.00 per share: 38,298,789 shares as of April 30, 2024.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2024	2023
Net sales
Product sales	$595,704	$524,881
Service sales	117,463	105,979
Total net sales	713,167	630,860
Cost of sales
Cost of product sales	389,477	343,757
Cost of service sales	69,935	65,695
Total cost of sales	459,412	409,452
Gross profit	253,755	221,408
Research and development expenses	22,980	22,024
Selling expenses	36,765	32,425
General and administrative expenses	94,049	88,344
Operating income	99,961	78,615
Interest expense	10,570	12,944
Other income, net	9,608	7,767
Earnings before income taxes	98,999	73,438
Provision for income taxes	(22,504)	(16,592)
Net earnings	$76,495	$56,846

Net earnings per share:
Basic earnings per share	$2.00	$1.48
Diluted earnings per share	$1.99	$1.48

Dividends per share	0.20	0.19

Weighted-average shares outstanding:
Basic	38,254	38,303
Diluted	38,431	38,516

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net earnings	$76,495	$56,846
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(15,579)	$14,666
Pension and postretirement adjustments, net of tax (1)	547	(192)
Other comprehensive income (loss), net of tax	(15,032)	14,474
Comprehensive income	$61,463	$71,320

(1) The tax benefit/(expense) included in both foreign currency translation adjustments and pension and postretirement adjustments for the three months ended March 31, 2024 and 2023 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$338,034	$406,867
Receivables, net	776,662	732,678
Inventories, net	553,037	510,033
Other current assets	69,483	67,502
Total current assets	1,737,216	1,717,080
Property, plant, and equipment, net	329,347	332,796
Goodwill	1,552,343	1,558,826
Other intangible assets, net	542,335	557,612
Operating lease right-of-use assets, net	133,846	141,435
Prepaid pension asset	267,334	261,869
Other assets	49,661	51,351
Total assets	$4,612,082	$4,620,969
Liabilities
Current liabilities:
Current portion of long-term debt	$90,000	$—
Accounts payable	233,818	243,833
Accrued expenses	158,089	188,039
Deferred revenue	297,545	303,872
Other current liabilities	78,823	70,800
Total current liabilities	858,275	806,544
Long-term debt	960,009	1,050,362
Deferred tax liabilities, net	128,000	132,319
Accrued pension and other postretirement benefit costs	67,446	66,875
Long-term operating lease liability	111,981	118,611
Long-term portion of environmental reserves	13,439	12,784
Other liabilities	92,753	105,061
Total liabilities	2,231,903	2,292,556
Contingencies and commitments (Note 12)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 49,187,378 shares issued as of March 31, 2024 and December 31, 2023; outstanding shares were 38,315,999 as of March 31, 2024 and 38,202,754 as of December 31, 2023	49,187	49,187
Additional paid in capital	133,166	140,182
Retained earnings	3,556,572	3,487,751
Accumulated other comprehensive loss	(228,255)	(213,223)
Common treasury stock, at cost (10,871,379 shares as of March 31, 2024 and 10,984,624 shares as of December 31, 2023)	(1,130,491)	(1,135,484)
Total stockholders’ equity	2,380,179	2,328,413
Total liabilities and stockholders’ equity	$4,612,082	$4,620,969

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net earnings	$76,495	$56,846
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	26,983	28,927
Loss on sale/disposal of long-lived assets	21	93
Deferred income taxes	(2,742)	(2,619)
Share-based compensation	4,695	5,179
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(47,742)	6,114
Inventories, net	(45,851)	(42,897)
Accounts payable and accrued expenses	(34,816)	(85,442)
Deferred revenue	(5,776)	(8,252)
Pension and postretirement liabilities, net	(4,733)	(4,946)
Other current and long-term assets and liabilities	(12,167)	(44,602)
Net cash used for operating activities	(45,633)	(91,599)
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	41	224
Additions to property, plant, and equipment	(12,055)	(10,661)
Net cash used for investing activities	(12,014)	(10,437)
Cash flows from financing activities:
Borrowings under revolving credit facility	4,879	465,025
Payment of revolving credit facility	(4,879)	(286,825)
Principal payments on debt	—	(202,500)
Repurchases of common stock	(12,190)	(12,386)
Proceeds from share-based compensation	5,472	5,225
Other	(288)	(268)
Net cash used for financing activities	(7,006)	(31,729)
Effect of exchange-rate changes on cash	(4,180)	7,450
Net decrease in cash and cash equivalents	(68,833)	(126,315)
Cash and cash equivalents at beginning of period	406,867	256,974
Cash and cash equivalents at end of period	$338,034	$130,659
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the three months ended March 31, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2022	$49,187	$134,553	$3,163,491	$(258,916)	$(1,107,101)
Net earnings	—	—	56,846	—	—
Other comprehensive income, net of tax	—	—	—	14,474	—
Dividends declared	—	—	(7,298)	—	—
Restricted stock	—	(13,805)	—	—	13,805
Employee stock purchase plan	—	1,483	—	—	3,742
Share-based compensation	—	4,939	—	—	240
Repurchase of common stock (1)	—	—	—	—	(12,386)
Other	—	(261)	—	—	261
March 31, 2023	$49,187	$126,909	$3,213,039	$(244,442)	$(1,101,439)

	For the three months ended March 31, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2023	$49,187	$140,182	$3,487,751	$(213,223)	$(1,135,484)
Net earnings	—	—	76,495	—	—
Other comprehensive loss, net of tax	—	—	—	(15,032)	—
Dividends declared	—	—	(7,674)		—
Restricted stock	—	(13,879)	—	—	13,879
Employee stock purchase plan	—	2,484	—	—	2,988
Share-based compensation	—	4,562	—	—	133
Repurchase of common stock (1)	—	—	—	—	(12,190)
Other	—	(183)	—	—	183
March 31, 2024	$49,187	$133,166	$3,556,572	$(228,255)	$(1,130,491)
(1) For the three months ended March 31, 2024 and March 31, 2023, the Corporation repurchased approximately 53,000 and 73,000 shares, respectively, of its common stock.
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation and its subsidiaries ("we," the "Corporation," or the "Company") is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense (A&D) markets, as well as critical technologies in demanding commercial power, process, and industrial markets.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three months ended March 31, 2024 and 2023, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2023 Annual Report on Form 10-K filed with the SEC. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three months ended March 31, 2024 and 2023:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Over-time	49%	49%
Point-in-time	51%	51%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $3.1 billion as of March 31, 2024, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2024	2023
Aerospace & Defense
Aerospace Defense	$132,074	$99,879
Ground Defense	90,760	66,256
Naval Defense	177,647	171,956
Commercial Aerospace	89,775	70,490
Total Aerospace & Defense customers	$490,256	$408,581

Commercial
Power & Process	$124,039	$120,339
General Industrial	98,872	101,940
Total Commercial customers	$222,911	$222,279

Total	$713,167	$630,860

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months ended March 31, 2024 and 2023 included in contract liabilities at the beginning of the respective years was approximately $90 million and $89 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The composition of receivables is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Billed receivables:
Trade and other receivables	$446,747	$427,830
Unbilled receivables:
Recoverable costs and estimated earnings not billed	334,671	309,561
Less: Progress payments applied	(230)	(687)
Net unbilled receivables	334,441	308,874
Less: Allowance for doubtful accounts	(4,526)	(4,026)
Receivables, net	$776,662	$732,678

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

The composition of inventories is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$266,413	$239,313
Work-in-process	112,605	103,750
Finished goods	134,211	126,174
Inventoried costs related to U.S. Government and other long-term contracts	40,689	43,255
Inventories, net of reserves	553,918	512,492
Less: Progress payments applied	(881)	(2,459)
Inventories, net	$553,037	$510,033

5.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2023	$325,131	$710,378	$523,317	$1,558,826
Foreign currency translation adjustment	(734)	(4,027)	(1,722)	(6,483)
March 31, 2024	$324,397	$706,351	$521,595	$1,552,343

6.           OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the cumulative composition of the Corporation’s intangible assets:

	March 31, 2024			December 31, 2023
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$307,207	$(198,552)	$108,655	$308,256	$(195,446)	$112,810
Customer related intangibles	669,065	(346,171)	322,894	670,966	(339,325)	331,641
Programs (1)	144,000	(43,200)	100,800	144,000	(41,400)	102,600
Other intangible assets	54,042	(44,056)	9,986	54,227	(43,666)	10,561
Total	$1,174,314	$(631,979)	$542,335	$1,177,449	$(619,837)	$557,612

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the three months ended March 31, 2024 was $14 million, as compared to $16 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2024	$57
2025	$54
2026	$53
2027	$50
2028	$44

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Interest Rate Risks and Related Strategies

The Corporation’s primary interest rate exposure results from changes in U.S. dollar interest rates. The Corporation’s policy is to manage interest cost using a mix of fixed and variable rate debt.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of March 31, 2024. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.85% Senior notes due 2025	90,000	88,655	90,000	88,243
4.24% Senior notes due 2026	200,000	194,444	200,000	195,556
4.05% Senior notes due 2028	67,500	64,289	67,500	64,801
4.11% Senior notes due 2028	90,000	85,213	90,000	85,999
3.10% Senior notes due 2030	150,000	130,433	150,000	131,942
3.20% Senior notes due 2032	150,000	125,714	150,000	127,649
4.49% Senior notes due 2032	200,000	184,346	200,000	187,584
4.64% Senior notes due 2034	100,000	91,533	100,000	92,961
Total debt	1,047,500	964,627	1,047,500	974,735
Debt issuance costs, net	(1,487)	(1,487)	(1,541)	(1,541)
Unamortized interest rate swap proceeds	3,996	3,996	4,403	4,403
Total debt, net	$1,050,009	$967,136	1,050,362	977,597

8.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2023 Annual Report on Form 10-K filed with the SEC.

The components of net periodic pension cost/(benefit) were as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Service cost	$4,282	$4,127
Interest cost	8,593	8,790
Expected return on plan assets	(16,553)	(15,820)
Amortization of prior service cost	(8)	(33)
Amortization of unrecognized actuarial loss	266	77
Net periodic pension cost/(benefit)	$(3,420)	$(2,859)

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the three months ended March 31, 2024, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2024.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three months ended March 31, 2024 and 2023, the expense relating to the plan was $7.6 million and $6.1 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Basic weighted-average shares outstanding	38,254	38,303
Dilutive effect of deferred stock compensation	177	213
Diluted weighted-average shares outstanding	38,431	38,516

For the three months ended March 31, 2024 and 2023, approximately 59,000 and 24,000 shares, respectively, issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

10.           SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment were as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net sales
Aerospace & Industrial	$219,547	$203,586
Defense Electronics	212,483	163,070
Naval & Power	282,213	266,814
Less: Intersegment revenues	(1,076)	(2,610)
Total consolidated	$713,167	$630,860

Operating income (expense)
Aerospace & Industrial	$27,466	$26,545
Defense Electronics	48,081	23,368
Naval & Power	35,191	37,937
Corporate and other (1)	(10,777)	(9,235)
Total consolidated	$99,961	$78,615
(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Total operating income	$99,961	$78,615
Interest expense	10,570	12,944
Other income, net	9,608	7,767
Earnings before income taxes	$98,999	$73,438

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	March 31, 2024	December 31, 2023
Identifiable assets
Aerospace & Industrial	$1,080,200	$1,077,808
Defense Electronics	1,520,096	1,517,877
Naval & Power	1,543,826	1,496,063
Corporate and Other	467,960	529,221
Total consolidated	$4,612,082	$4,620,969

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2022	$(160,807)	$(98,109)	$(258,916)
Other comprehensive income (loss) before reclassifications (1)	37,519	8,218	45,737
Amounts reclassified from accumulated other comprehensive loss (1)	—	(44)	(44)
Net current period other comprehensive income (loss)	37,519	8,174	45,693
December 31, 2023	$(123,288)	$(89,935)	$(213,223)
Other comprehensive income (loss) before reclassifications (1)	(15,579)	744	(14,835)
Amounts reclassified from accumulated other comprehensive loss (1)	—	(197)	(197)
Net current period other comprehensive income (loss)	(15,579)	547	(15,032)
March 31, 2024	$(138,867)	$(89,388)	$(228,255)

(1) All amounts are after tax.

12.           CONTINGENCIES AND COMMITMENTS

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

secure advance payments from certain international customers. As of March 31, 2024 and December 31, 2023, there were $19 million and $20 million of stand-by letters of credit outstanding, respectively. As of both March 31, 2024 and December 31, 2023, there were $16 million of bank guarantees outstanding. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35 million surety bond.

13.           SUBSEQUENT EVENTS

On April 1, 2024, the Corporation completed the acquisition of WSC, Inc. for approximately $34 million in cash. WSC is a provider of simulation technology that supports the design, commissioning, and reliable operation of commercial nuclear power generation and process plants. For the year ended December 31, 2023, WSC generated sales of approximately $15 million. The acquired business will operate within the Naval & Power segment.

******

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance and potential impacts from global supply chain disruptions, the inflationary environment, higher interest rates or deflation, labor shortages, and measures taken by governments and private industry in response, (d) statements of future economic performance and potential impacts due to the war between Russia and Ukraine as well as the Israel and Hamas war, and the related sanctions, (e) the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance, and (f) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2023 Annual Report on Form 10-K filed with the SEC, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission and other written or oral statements made or released by us. Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements (including the Notes to Condensed Consolidated Financial Statements) and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a global integrated business that provides highly engineered products, solutions, and services mainly to A&D markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We report our operations through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We operate across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Approximately 68% of our 2024 revenues are expected to be generated from A&D-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three months ended March 31, 2024. The financial information as of March 31, 2024 should be read in conjunction with the financial statements for the year ended December 31, 2023 contained in our Form 10-K filed with the SEC.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2024	2023	% change
Sales
Aerospace & Industrial	$219,325	$202,447	8%
Defense Electronics	211,741	162,154	31%
Naval & Power	282,101	266,259	6%
Total sales	$713,167	$630,860	13%

Operating income
Aerospace & Industrial	$27,466	$26,545	3%
Defense Electronics	48,081	23,368	106%
Naval & Power	35,191	37,937	(7%)
Corporate and other	(10,777)	(9,235)	(17%)
Total operating income	$99,961	$78,615	27%

Interest expense	10,570	12,944	18%
Other income, net	9,608	7,767	24%

Earnings before income taxes	98,999	73,438	35%
Provision for income taxes	(22,504)	(16,592)	(36%)
Net earnings	$76,495	$56,846	35%

New orders	$901,344	$717,817	26%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2024 vs. 2023
	Sales	Operating Income
Organic	13%	28%
Acquisitions	—%	—%
Foreign currency	—%	(1%)
Total	13%	27%

Sales during the three months ended March 31, 2024 increased $82 million, or 13%, to $713 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $17 million, $49 million, and $16 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income during the three months ended March 31, 2024 increased $21 million, or 27%, to $100 million, compared with the prior year period, while operating margin increased 150 basis points to 14.0%, compared with the same period in 2023. Increases in operating income and operating margin were primarily due to favorable absorption on higher sales as well as favorable mix on defense electronics products in the Defense Electronics segment. These increases were partially offset by an unfavorable naval contract adjustment in Naval & Power segment. In the Aerospace & Industrial segment, operating income

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

was essentially flat while operating margin decreased, as favorable overhead absorption on higher sales was essentially offset by unfavorable mix on actuation products as well as the timing of development contracts.

Non-segment operating expense during the three months ended March 31, 2024 increased $2 million, or 17%, to $11 million, primarily due to higher corporate costs.

Interest expense decreased $2 million, or 18%, to $11 million, primarily due to lower borrowings under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”) as well as the repayment of our 2013 Notes in February 2023.

Other income, net during the three months ended March 31, 2024 increased $2 million, or 24%, to $10 million, primarily due to lower pension costs during the current period.

The effective tax rate for the three months ended March 31, 2024 of 22.7% was essentially flat compared to an effective tax rate of 22.6% in the comparable prior year period.

Comprehensive income for the three months ended March 31, 2024 was $61 million, compared to comprehensive income of $71 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $20 million, primarily due to higher operating income.
•Foreign currency translation adjustments for the three months ended March 31, 2024 resulted in a $16 million comprehensive loss, compared to a $15 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the Canadian dollar and the British Pound.

New orders increased $184 million during the three months ended March 31, 2024 from the comparable prior year period, primarily due to an increase in naval defense orders in the Naval & Power segment, as well as an increase in orders for defense electronics equipment, including embedded computing and tactical communications products, in the Defense Electronics segment. These increases were partially offset by the timing of aerospace defense orders in the Aerospace & Industrial segment. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2024	2023	% change
Sales	$219,325	$202,447	8%
Operating income	27,466	26,545	3%
Operating margin	12.5%	13.1%	(60	bps)
New orders	$252,218	$258,644	(2%)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2024 vs. 2023
	Sales	Operating Income
Organic	8%	5%
Acquisitions	—%	—%
Foreign currency	—%	(2%)
Total	8%	3%

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

Sales during the three months ended March 31, 2024 increased $17 million, or 8%, to $219 million from the prior year period. In the commercial aerospace market, sales increased $15 million primarily due to higher OEM sales of actuation and sensors products, as well as surface treatment services, on narrowbody and widebody platforms. Sales in the aerospace defense market benefited from higher actuation development on various fighter jet programs. These increases were partially offset by lower sales of industrial automation products and surface treatment services in the general industrial market.

Operating income during the three months ended March 31, 2024 increased $1 million, or 3%, to $27 million from the prior year period, while operating margin decreased 60 basis points to 12.5%, as favorable overhead absorption on higher sales was essentially offset by unfavorable mix on actuation products as well as the timing of development contracts.

New orders during the three months ended March 31, 2024 decreased $6 million from the comparable prior year period, primarily due to the timing of aerospace defense orders.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended
	March 31,
(In thousands)	2024	2023	% change
Sales	$211,741	$162,154	31%
Operating income	48,081	23,368	106%
Operating margin	22.7%	14.4%	830	bps
New orders	$287,280	$234,115	23%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2024 vs. 2023
	Sales	Operating Income
Organic	30%	106%
Acquisitions	—%	—%
Foreign currency	1%	—%
Total	31%	106%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales during the three months ended March 31, 2024 increased $49 million, or 31%, to $212 million from the prior year period. In the ground defense market, sales increased $25 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market benefited $18 million primarily due to higher demand for embedded computing equipment on various fighter jet, unmanned aerial vehicle, and helicopter programs. In the commercial aerospace market, sales increased primarily due to higher OEM sales of avionics and electronics on various platforms.

Operating income during the three months ended March 31, 2024 increased $25 million, or 106%, to $48 million, and operating margin increased 830 basis points from the prior year period to 22.7%, primarily due to favorable absorption on higher sales as well as favorable mix on defense electronics products.

New orders during the three months ended March 31, 2024 increased $53 million from the comparable prior year period, primarily due to an increase in orders for defense electronics equipment, including embedded computing and tactical communications products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended
	March 31,
(In thousands)	2024	2023	% change
Sales	$282,101	$266,259	6%
Operating income	35,191	37,937	(7%)
Operating margin	12.5%	14.2%	(170	bps)
New orders	$361,846	$225,058	61%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2024 vs. 2023
	Sales	Operating Income
Organic	6%	(7%)
Acquisitions	—%	—%
Foreign currency	—%	—%
Total	6%	(7%)

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales during the three months ended March 31, 2024 increased $16 million, or 6%, to $282 million from the prior year period. In the aerospace defense market, sales increased $10 million primarily due to higher demand for arresting systems equipment supporting various domestic and international customers. In the power & process market, sales increased primarily due to higher nuclear aftermarket sales supporting the maintenance of existing operating reactors in the United States and Canada, partially offset by the wind-down on the China Direct AP1000 program. Sales in the naval defense market benefited from increased demand on the Columbia-class submarine program, partially offset by the timing of sales on the Virginia-class submarine and CVN-80 aircraft carrier programs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the three months ended March 31, 2024 decreased $3 million, or 7%, to $35 million, and operating margin decreased 170 basis points from the prior year period to 12.5%, as favorable overhead absorption on higher sales was more than offset by an unfavorable naval contract adjustment.

New orders increased $137 million during the three months ended March 31, 2024 from the comparable prior year period, primarily due to an increase in naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our operating results.

Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2024	2023	% change
Aerospace & Defense markets:
Aerospace Defense	$132,074	$99,879	32%
Ground Defense	90,760	66,256	37%
Naval Defense	177,647	171,956	3%
Commercial Aerospace	89,775	70,490	27%
Total Aerospace & Defense	$490,256	$408,581	20%

Commercial markets:
Power & Process	124,039	120,339	3%
General Industrial	98,872	101,940	(3%)
Total Commercial	$222,911	$222,279	—%

Total Curtiss-Wright	$713,167	$630,860	13%

Aerospace & Defense markets
Sales during the three months ended March 31, 2024 increased $82 million, or 20%, to $490 million, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on various fighter jet, unmanned aerial vehicle, and helicopter programs, higher sales of arresting systems equipment supporting various domestic and international customers, and higher actuation development on various fighter jet programs. In the ground defense market, sales increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to increased demand on the Columbia-class submarine program, partially offset by the timing of sales on the Virginia-class submarine and CVN-80 aircraft carrier programs. In the commercial aerospace market, sales increased primarily due to higher OEM sales of actuation and sensors products, as well as surface treatment services, on narrowbody and widebody platforms.

Commercial markets
Sales of $223 million during the three months ended March 31, 2024 were essentially flat against the comparable prior year period. In the power & process market, sales increased primarily due to higher nuclear aftermarket sales supporting the maintenance of existing operating reactors in the United States and Canada. This increase was essentially offset by lower sales of industrial automation products and surface treatment services in the general industrial market.

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

Condensed Consolidated Statements of Cash Flows	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Cash provided by (used in):
Operating activities	$(45,633)	$(91,599)
Investing activities	(12,014)	(10,437)
Financing activities	(7,006)	(31,729)
Effect of exchange-rate changes on cash	(4,180)	7,450
Net decrease in cash and cash equivalents	(68,833)	(126,315)

Net cash used in operating activities decreased $46 million from the prior year period, primarily due to higher current period cash earnings, lower current period tax payments, and a $10 million settlement payment made to Westinghouse Electric Company (WEC) in the prior year period to resolve all open claims and counterclaims under the AP1000 U.S. and China contracts.

Net cash used in investing activities increased $2 million from the prior year period, primarily due to higher capital spending in the Defense Electronics segment during the current period.

Net cash used in financing activities decreased $25 million from the prior year period, primarily due to the repayment of our 2013 Notes in February 2023. This decrease was partially offset by lower current period net borrowings under our credit facility. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.8% and 4.4% for the three months ended March 31, 2024 and 2023, respectively. The Corporation’s average debt outstanding was $1,048 million and $1,129 million for the three months ended March 31, 2024 and 2023, respectively.

Credit Agreement

As of March 31, 2024, the Corporation had approximately $19 million in letters of credit supported by the credit facility. The unused credit available under the credit facility as of March 31, 2024 was $731 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

For the three months ended March 31, 2024 and March 31, 2023, the Corporation used $12 million of cash in each period to repurchase approximately 53,000 and 73,000 outstanding shares, respectively, under its share repurchase program.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Debt Compliance

As of the date of this report, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization limit of 60%. The debt to capitalization limit is a measure of our indebtedness (as defined in the notes purchase agreement and credit facility) to capitalization, where capitalization equals debt plus equity, and is the same for and applies to all of our debt agreements and credit facility.

As of March 31, 2024, we had the ability to borrow additional debt of approximately $2.4 billion without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 20, 2024, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2024.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2023 Annual Report on Form 10-K filed with the SEC.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2024 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2024. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2023 Annual Report on Form 10-K filed with the SEC.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2024.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	18,933	$221.66	18,933	$145,942,335
February 1 - February 29	17,274	$231.33	36,207	$141,946,415
March 1 - March 31	16,405	$243.70	52,612	$137,948,565
For the quarter ended March 31, 2024	52,612	$231.72	52,612	$137,948,565

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2024.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Director” of our 2024 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2023 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
Dated: May 2, 2024