Form 10-Q
period 2024-06-30
CURTISS WRIGHT CORP
filed 2024-08-08
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

or

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

Common Stock, par value $1.00 per share: 38,299,338 shares as of July 31, 2024.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net sales
Product sales	$661,407	$583,036	$1,257,111	$1,107,917
Service sales	123,384	121,360	240,847	227,339
Total net sales	784,791	704,396	1,497,958	1,335,256
Cost of sales
Cost of product sales	428,926	369,549	818,403	713,306
Cost of service sales	71,764	75,274	141,699	140,969
Total cost of sales	500,690	444,823	960,102	854,275
Gross profit	284,101	259,573	537,856	480,981
Research and development expenses	22,152	20,210	45,132	42,234
Selling expenses	35,126	34,273	71,891	66,698
General and administrative expenses	95,008	92,315	189,057	180,659
Restructuring expenses	2,918	—	2,918	—
Operating income	128,897	112,775	228,858	191,390
Interest expense	11,216	14,992	21,786	27,936
Other income, net	8,560	7,954	18,168	15,721
Earnings before income taxes	126,241	105,737	225,240	179,175
Provision for income taxes	(26,770)	(24,738)	(49,274)	(41,330)
Net earnings	$99,471	$80,999	$175,966	$137,845

Net earnings per share:
Basic earnings per share	$2.60	$2.11	$4.60	$3.60
Diluted earnings per share	$2.58	$2.10	$4.58	$3.58

Dividends per share	0.21	0.20	0.41	0.39

Weighted-average shares outstanding:
Basic	38,302	38,329	38,273	38,309
Diluted	38,501	38,555	38,460	38,528
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings	$99,471	$80,999	$175,966	$137,845
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(5,444)	$19,298	$(21,023)	$33,964
Pension and postretirement adjustments, net of tax (1)	211	(231)	758	(423)
Other comprehensive income (loss), net of tax	(5,233)	19,067	(20,265)	33,541
Comprehensive income	$94,238	$100,066	$155,701	$171,386

(1) The tax benefit (expense) included in foreign currency translation adjustments and pension and postretirement adjustments for the three and six months ended June 30, 2024 and June 30, 2023 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$382,564	$406,867
Receivables, net	817,135	732,678
Inventories, net	559,142	510,033
Other current assets	77,039	67,502
Total current assets	1,835,880	1,717,080
Property, plant, and equipment, net	326,969	332,796
Goodwill	1,571,004	1,558,826
Other intangible assets, net	545,448	557,612
Operating lease right-of-use assets, net	146,956	141,435
Prepaid pension asset	272,857	261,869
Other assets	49,080	51,351
Total assets	$4,748,194	$4,620,969
Liabilities
Current liabilities:
Current portion of long-term debt	$90,000	$—
Accounts payable	224,778	243,833
Accrued expenses	158,505	188,039
Deferred revenue	341,601	303,872
Other current liabilities	81,632	70,800
Total current liabilities	896,516	806,544
Long-term debt	959,655	1,050,362
Deferred tax liabilities, net	128,277	132,319
Accrued pension and other postretirement benefit costs	67,650	66,875
Long-term operating lease liability	123,586	118,611
Long-term portion of environmental reserves	14,157	12,784
Other liabilities	99,933	105,061
Total liabilities	2,289,774	2,292,556
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 49,187,378 shares issued as of June 30, 2024 and December 31, 2023; outstanding shares were 38,289,678 as of June 30, 2024 and 38,202,754 as of December 31, 2023	49,187	49,187
Additional paid in capital	135,574	140,182
Retained earnings	3,648,005	3,487,751
Accumulated other comprehensive loss	(233,488)	(213,223)
Common treasury stock, at cost (10,897,700 shares as of June 30, 2024 and 10,984,624 shares as of December 31, 2023)	(1,140,858)	(1,135,484)
Total stockholders’ equity	2,458,420	2,328,413
Total liabilities and stockholders’ equity	$4,748,194	$4,620,969

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net earnings	$175,966	$137,845
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	54,151	57,975
Loss on sale/disposal of long-lived assets	85	16
Deferred income taxes	(7,823)	(6,553)
Share-based compensation	9,466	8,859
Non-cash restructuring charges	1,394	—
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(85,914)	(22,003)
Inventories, net	(54,113)	(56,094)
Accounts payable and accrued expenses	(55,306)	(72,019)
Deferred revenue	36,573	21,586
Pension and postretirement liabilities, net	(9,528)	(9,392)
Other current and long-term assets and liabilities	751	(40,867)
Net cash provided by operating activities	65,702	19,353
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	135	473
Additions to property, plant, and equipment	(23,119)	(22,664)
Acquisition of business, net of cash acquired	(33,756)	—
Net cash used for investing activities	(56,740)	(22,191)
Cash flows from financing activities:
Borrowings under revolving credit facilities	8,893	481,099
Payments of revolving credit facilities	(8,893)	(356,099)
Principal payments on debt	—	(202,500)
Repurchases of common stock	(24,796)	(24,365)
Proceeds from share-based compensation	5,472	5,225
Dividends paid	(7,665)	(7,290)
Other	(579)	(537)
Net cash used for financing activities	(27,568)	(104,467)
Effect of exchange-rate changes on cash	(5,697)	9,068
Net decrease in cash and cash equivalents	(24,303)	(98,237)
Cash and cash equivalents at beginning of period	406,867	256,974
Cash and cash equivalents at end of period	$382,564	$158,737
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2023	$49,187	$140,182	$3,487,751	$(213,223)	$(1,135,484)
Net earnings	—	—	175,966	—	—
Other comprehensive loss, net of tax	—	—	—	(20,265)	—
Dividends declared	—	—	(15,712)	—	—
Restricted stock	—	(13,879)	—	—	13,879
Employee stock purchase plan	—	2,484	—	—	2,988
Share-based compensation	—	9,251	—	—	215
Repurchase of common stock (1)	—	—	—	—	(24,796)
Other	—	(2,464)	—	—	2,340
June 30, 2024	$49,187	$135,574	$3,648,005	$(233,488)	$(1,140,858)

	For the three months ended June 30, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2024	$49,187	$133,166	$3,556,572	$(228,255)	$(1,130,491)
Net earnings	—	—	99,471	—	—
Other comprehensive loss, net of tax	—	—	—	(5,233)	—
Dividends declared	—	—	(8,038)	—	—
Restricted stock	—	—	—	—	—
Share-based compensation	—	4,689	—	—	82
Repurchase of common stock (1)	—	—	—	—	(12,606)
Other	—	(2,281)	—	—	2,157
June 30, 2024	$49,187	$135,574	$3,648,005	$(233,488)	$(1,140,858)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2022	$49,187	$134,553	$3,163,491	$(258,916)	$(1,107,101)
Net earnings	—	—	137,845	—	—
Other comprehensive income, net of tax	—	—	—	33,541	—
Dividends declared	—	—	(14,960)	—	—
Restricted stock	—	(13,878)	—	—	13,878
Employee stock purchase plan	—	1,483	—	—	3,742
Share-based compensation	—	8,949	—	—	(90)
Repurchase of common stock (1)	—	—	—	—	(24,365)
Other	—	(261)	—	—	261
June 30, 2023	$49,187	$130,846	$3,286,376	$(225,375)	$(1,113,675)

	For the three months ended June 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2023	$49,187	$126,909	$3,213,039	$(244,442)	$(1,101,439)
Net earnings	—	—	80,999	—	—
Other comprehensive income, net of tax	—	—	—	19,067	—
Dividends declared	—	—	(7,662)	—	—
Restricted stock	—	(73)	—	—	73
Share-based compensation	—	4,010	—	—	(330)
Repurchase of common stock (1)	—	—	—	—	(11,979)
June 30, 2023	$49,187	$130,846	$3,286,376	$(225,375)	$(1,113,675)

See notes to condensed consolidated financial statements
(1) For the three and six months ended June 30, 2024, the Corporation repurchased approximately 47,000 and 100,000 shares of its common stock, respectively. For the three and six months ended June 30, 2023, the Corporation repurchased approximately 73,000 and 146,000 shares of its common stock, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Curtiss-Wright Corporation along with its subsidiaries ("we," the "Corporation," or the "Company") is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense (A&D) markets, as well as critical technologies in demanding commercial power, process, and industrial markets.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and six months ended June 30, 2024 and 2023, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2023 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant reportable segment expenses that are regularly provided to the chief operating decision-maker ("CODM") and included within the Corporation's measure of segment profit or loss. ASU 2023-07 also requires that all disclosures around segment profit or loss and assets be provided on both an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is required to be applied on a retrospective basis for all periods presented. The Corporation is currently evaluating the impact of adopting this standard on its financial statements, but does not expect it to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Over-time	50%	46%	50%	47%
Point-in-time	50%	54%	50%	53%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $3.2 billion as of June 30, 2024, of which the Corporation expects to recognize approximately 88% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Aerospace & Defense
Aerospace Defense	$154,104	$132,192	$286,178	$232,071
Ground Defense	84,939	70,875	175,700	137,132
Naval Defense	209,847	180,956	387,494	352,912
Commercial Aerospace	93,316	82,033	183,091	152,523
Total Aerospace & Defense	$542,206	$466,056	$1,032,463	$874,638

Commercial
Power & Process	$138,601	$131,000	$262,639	$251,338
General Industrial	103,984	107,340	202,856	209,280
Total Commercial	$242,585	$238,340	$465,495	$460,618

Total	$784,791	$704,396	$1,497,958	$1,335,256

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and six months ended June 30, 2024 included in the contract liabilities balance as of January 1, 2024 was approximately $71 million and $161 million, respectively. Revenue recognized during the three and six months ended June 30, 2023 included in the contract liabilities balance as of January 1, 2023 was approximately $58 million

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and $147 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the six months ended June 30, 2024, the Corporation acquired one business for an aggregate purchase price of $34 million. The Condensed Consolidated Statement of Earnings for the six months ended June 30, 2024 includes $2 million of total net sales and $1 million of net losses from the Corporation's 2024 acquisition. During the six months ended June 30, 2023, the Corporation did not complete any acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisition consummated during the six months ended June 30, 2024.

(In thousands)	2024
Accounts receivable	$3,203
Other current and non-current assets	200
Intangible assets	17,900
Operating lease right-of-use assets, net	1,516
Current and non-current liabilities	(4,918)
Deferred income taxes	(4,116)
Net tangible and intangible assets	13,785
Goodwill	19,971
Total purchase price	$33,756

Goodwill deductible for tax purposes	$—

2024 Acquisition

WSC Inc. (WSC)

On April 1, 2024, the Corporation completed the acquisition of WSC for $34 million. The Share Purchase Agreement contains representations and warranties customary for a transaction of this type, including a portion of the purchase price deposited in escrow as security for potential indemnification claims against seller. The acquired business, which operates within the Naval & Power segment, is a provider of simulation technology that supports the design, commissioning, and reliable operation of commercial nuclear power generation and process plants. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

2024 Acquisition to be completed

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ultra Nuclear Limited and Weed Instrument Co., Inc. (Ultra Energy)

On June 3, 2024, the Corporation announced that it entered into an agreement to acquire the stock of Ultra Energy, a subsidiary of Ultra Electronics, for $200 million in cash. Ultra Energy is a designer and manufacturer of reactor protection systems, neutron monitoring systems, radiation monitoring systems, and temperature and pressure sensors. The acquisition is expected to close in the third quarter of 2024, subject to UK regulatory approval, with the acquired business to operate within the Naval & Power segment.

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

The composition of receivables is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Billed receivables:
Trade and other receivables	$474,989	$427,830
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	347,622	309,561
Less: Progress payments applied	—	(687)
Net unbilled receivables	347,622	308,874
Less: Allowance for doubtful accounts	(5,476)	(4,026)
Receivables, net	$817,135	$732,678

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

The composition of inventories is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Raw materials	$261,010	$239,313
Work-in-process	120,540	103,750
Finished goods	135,776	126,174
Inventoried costs related to U.S. Government and other long-term contracts	42,553	43,255
Inventories, net of reserves	559,879	512,492
Less: Progress payments applied	(737)	(2,459)
Inventories, net	$559,142	$510,033

6.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2023	$325,131	$710,378	$523,317	$1,558,826
Acquisitions	—	—	19,971	19,971
Foreign currency translation adjustment	(764)	(4,690)	(2,339)	(7,793)
June 30, 2024	$324,367	$705,688	$540,949	$1,571,004

7.           OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2024			December 31, 2023
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$311,884	$(202,231)	$109,653	$308,256	$(195,446)	$112,810
Customer related intangibles	680,466	(353,942)	326,524	670,966	(339,325)	331,641
Programs (1)	144,000	(45,000)	99,000	144,000	(41,400)	102,600
Other intangible assets	54,879	(44,608)	10,271	54,227	(43,666)	10,561
Total	$1,191,229	$(645,781)	$545,448	$1,177,449	$(619,837)	$557,612

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the six months ended June 30, 2024, the Corporation acquired intangible assets of $18 million. The Corporation acquired Customer-related intangibles of $12 million, Technology of $5 million, and Other intangible assets of $1 million, which have weighted average amortization periods of 18 years, 15 years, and 4 years, respectively.

Total intangible amortization expense for the six months ended June 30, 2024 was $29 million, as compared to $33 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2024	$57
2025	$55
2026	$54
2027	$51
2028	$45

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Interest Rate Risks and Related Strategies

The Corporation’s primary interest rate exposure results from changes in U.S. dollar interest rates. The Corporation’s policy is to manage interest cost using a mix of fixed and variable rate debt.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of June 30, 2024. Accordingly, all of the Corporation’s debt

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.85% Senior notes due 2025	$90,000	$88,979	$90,000	$88,243
4.24% Senior notes due 2026	200,000	194,089	200,000	195,556
4.05% Senior notes due 2028	67,500	64,108	67,500	64,801
4.11% Senior notes due 2028	90,000	84,874	90,000	85,999
3.10% Senior notes due 2030	150,000	129,919	150,000	131,942
3.20% Senior notes due 2032	150,000	124,759	150,000	127,649
4.49% Senior notes due 2032	200,000	182,491	200,000	187,584
4.64% Senior notes due 2034	100,000	90,311	100,000	92,961
Total debt	1,047,500	959,530	1,047,500	974,735
Debt issuance costs, net	(1,434)	(1,434)	(1,541)	(1,541)
Unamortized interest rate swap proceeds	3,589	3,589	4,403	4,403
Total debt, net	$1,049,655	$961,685	$1,050,362	$977,597

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2023 Annual Report on Form 10-K filed with the SEC.

The components of net periodic pension cost for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Service cost	$4,270	$4,137	$8,552	$8,264
Interest cost	8,585	8,811	17,178	17,601
Expected return on plan assets	(16,538)	(15,858)	(33,091)	(31,678)
Amortization of prior service cost	(7)	(33)	(15)	(66)
Amortization of unrecognized actuarial loss	266	76	532	153
Net periodic pension cost	$(3,424)	$(2,867)	$(6,844)	$(5,726)

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the six months ended June 30, 2024, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2024.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and six months ended June 30, 2024, the expense relating to the plan was $6.7 million and $14.3 million, respectively. During the three and six months ended June 30, 2023, the expense relating to the plan was $6.1 million and $12.2 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Basic weighted-average shares outstanding	38,302	38,329	38,273	38,309
Dilutive effect of deferred stock compensation	199	226	187	219
Diluted weighted-average shares outstanding	38,501	38,555	38,460	38,528

For the three and six months ended June 30, 2024, there were approximately 39,000 and 49,000 shares, respectively, issuable under equity-based awards that were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were approximately 20,000 and 22,000 anti-dilutive equity-based awards for the three and six months ended June 30, 2023, respectively.

11.           SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Net sales
Aerospace & Industrial	$233,591	$226,766	$453,138	$430,352
Defense Electronics	229,210	198,407	441,693	361,477
Naval & Power	323,206	280,731	605,419	547,545
Less: Intersegment revenues	(1,216)	(1,508)	(2,292)	(4,118)
Total consolidated	$784,791	$704,396	$1,497,958	$1,335,256

Operating income (expense)
Aerospace & Industrial	$35,246	$35,665	$62,712	$62,210
Defense Electronics	58,244	43,180	106,325	66,548
Naval & Power	46,283	46,782	81,474	84,719
Corporate and other (1)	(10,876)	(12,852)	(21,653)	(22,087)
Total consolidated	$128,897	$112,775	$228,858	$191,390
(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Total operating income	$128,897	$112,775	$228,858	$191,390
Interest expense	11,216	14,992	21,786	27,936
Other income, net	8,560	7,954	18,168	15,721
Earnings before income taxes	$126,241	$105,737	$225,240	$179,175

(In thousands)	June 30, 2024	December 31, 2023
Identifiable assets
Aerospace & Industrial	$1,074,812	$1,077,808
Defense Electronics	1,534,578	1,517,877
Naval & Power	1,612,588	1,496,063
Corporate and Other	526,216	529,221
Total consolidated	$4,748,194	$4,620,969

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2022	$(160,807)	$(98,109)	$(258,916)
Other comprehensive income before reclassifications (1)	37,519	8,218	45,737
Amounts reclassified from accumulated other comprehensive income (1)	—	(44)	(44)
Net current period other comprehensive income	37,519	8,174	45,693
December 31, 2023	$(123,288)	$(89,935)	$(213,223)
Other comprehensive income (loss) before reclassifications (1)	(21,023)	363	(20,660)
Amounts reclassified from accumulated other comprehensive income (1)	—	395	395
Net current period other comprehensive income (loss)	(21,023)	758	(20,265)
June 30, 2024	$(144,311)	$(89,177)	$(233,488)
(1) All amounts are after tax.

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

Legal Proceedings

The Corporation has been named in a number of lawsuits that allege injury from exposure to asbestos. To date, the Corporation has not been found liable for or paid any material sum of money in settlement in any asbestos-related case. The Corporation believes its minimal use of asbestos in its past operations as well as its acquired businesses’ operations and the relatively non-

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

friable condition of asbestos in its historical products makes it unlikely that it will face material liability in any asbestos litigation, whether individually or in the aggregate. The Corporation maintains insurance coverage and indemnification agreements for these potential liabilities and believes adequate coverage exists to cover any unanticipated asbestos liability.

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of June 30, 2024 and December 31, 2023, there were $18 million and $20 million of stand-by letters of credit outstanding, respectively, and $11 million and $16 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35 million surety bond.

14. RESTRUCTURING COSTS

During the quarter ended June 30, 2024, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving operating efficiency ("2024 Restructuring Program"). These activities, which primarily include workforce reductions, consolidation of facilities, and costs related to legal entity restructuring, resulted in pre-tax charges of approximately $4 million for the three and six months ended June 30, 2024. The Company anticipates that these actions will be substantially completed by June 30, 2025.

The following tables summarize the respective balances related to these restructuring activities by both reportable segment as well as on a consolidated basis:

In thousands	Restructuring Liability as of December 31, 2023	Provision	Cash Payments	Restructuring Liability as of June 30, 2024
Aerospace & Industrial
Severance	$—	$835	$(770)	$65
Facility closure and other costs	—	392	(92)	300
Total Aerospace & Industrial	$—	$1,227	$(862)	$365

Defense Electronics
Severance	$—	$526	$(368)	$158
Facility closure and other costs	—	—	—	—
Total Defense Electronics	$—	$526	$(368)	$158

Naval & Power
Severance	$—	$198	$(198)	$—
Facility closure and other costs	—	—	—	—
Total Naval & Power	$—	$198	$(198)	$—

Consolidated (including Corporate)
Severance	$—	$1,776	$(1,345)	$431
Facility closure and other costs	—	1,142	(124)	1,018
Total consolidated	$—	$2,918	$(1,469)	$1,449

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total pre-tax restructuring charges is as follows:

	Affected line item in the Condensed Consolidated Statement of Earnings
		Six months ended
(In thousands)		June 30, 2024
Inventory write-downs	Cost of product sales	$1,394
Severance, facility closure, and other costs	Restructuring expenses	2,918
Total restructuring charges	Earnings before income taxes	$4,312

There were no such comparable charges for the three or six months ended June 30, 2023.

******

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, (d) impacts on our business relating to ongoing supply chain delivery disruptions, significant inflation, higher interest rates or deflation, and measures taken by governments and private industry in response, as well as related to the conflict between Russia and Ukraine and the Israel and Hamas War, and the related sanctions, (e) the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance, and (f) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2023 Annual Report on Form 10-K filed with the SEC, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission and other written or oral statements made or released by us. Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements (including the Notes to Condensed Consolidated Financial Statements) and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and six month periods ended June 30, 2024. The financial information as of June 30, 2024 should be read in conjunction with the financial statements for the year ended December 31, 2023 contained in our Form 10-K.

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

During the quarter ended June 30, 2024, we commenced our 2024 Restructuring Program across all of our segments in an effort to improve operating efficiency. These actions, which primarily include workforce reductions, consolidation of facilities, and costs related to legal entity restructuring, resulted in pre-tax charges of approximately $4 million for the quarter and six months ended June 30, 2024. The Company anticipates that these actions, which are expected to be substantially completed by June 30, 2025, will result in annual operating cost savings of approximately $10 million.

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact that acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. The definition of “organic” excludes the effects of costs associated with our 2024 Restructuring Program and foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Sales
Aerospace & Industrial	$233,232	$226,260	3%	$452,557	$428,707	6%
Defense Electronics	228,461	197,722	16%	440,202	359,876	22%
Naval & Power	323,098	280,414	15%	605,199	546,673	11%
Total sales	$784,791	$704,396	11%	$1,497,958	$1,335,256	12%

Operating income
Aerospace & Industrial	$35,246	$35,665	(1%)	$62,712	$62,210	1%
Defense Electronics	58,244	43,180	35%	106,325	66,548	60%
Naval & Power	46,283	46,782	(1%)	81,474	84,719	(4%)
Corporate and other	(10,876)	(12,852)	15%	(21,653)	(22,087)	2%
Total operating income	$128,897	$112,775	14%	$228,858	$191,390	20%

Interest expense	11,216	14,992	25%	21,786	27,936	22%
Other income, net	8,560	7,954	8%	18,168	15,721	16%

Earnings before income taxes	126,241	105,737	19%	225,240	179,175	26%
Provision for income taxes	(26,770)	(24,738)	(8%)	(49,274)	(41,330)	(19%)
Net earnings	$99,471	$80,999	23%	$175,966	$137,845	28%

New orders	$995,416	$841,602	18%	$1,896,760	$1,559,418	22%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024 vs. 2023		2024 vs. 2023
	Sales	Operating Income	Sales	Operating Income
Organic	11%	18%	12%	22%
Acquisitions	—%	(1%)	—%	—%
Restructuring	—%	(4%)	—%	(2%)
Foreign currency	—%	1%	—%	—%
Total	11%	14%	12%	20%

Sales in the second quarter increased $80 million, or 11%, to $785 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $7 million, $31 million, and $42 million, respectively.

Sales during the six months ended June 30, 2024 increased $163 million, or 12%, to $1,498 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $24 million, $80 million, and $59 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Operating income in the second quarter increased $16 million, or 14%, to $129 million, while operating margin increased 40 basis points to 16.4% compared with the same period in 2023. Operating income and operating margin in the Defense Electronics segment benefited from favorable overhead absorption on higher sales, favorable mix on defense electronics and tactical communications products, as well as the benefit of cost containment initiatives. In the Aerospace & Industrial segment, operating income was essentially flat while operating margin decreased, as favorable overhead absorption on higher sales was essentially offset by current period restructuring costs. In the Naval & Power segment, both operating income and operating margin decreased, as favorable overhead absorption on higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition was more than offset by unfavorable product mix and the timing of development programs.

Operating income during the six months ended June 30, 2024 increased $37 million, or 20%, to $229 million, and operating margin increased 100 basis points to 15.3%, compared with the same period in 2023. In the Defense Electronics segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, favorable mix on defense electronics and tactical communications products, as well as the benefit of cost containment initiatives. In the Aerospace & Industrial segment, operating income increased while operating margin decreased, as favorable overhead absorption on higher sales was essentially offset by current period restructuring costs as well as unfavorable mix on actuation products. Both operating income and operating margin in the Naval & Power segment decreased, as favorable overhead absorption on higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition was more than offset by an unfavorable naval contract adjustment as well as unfavorable product mix.

Non-segment operating expense in the second quarter decreased $2 million, or 15%, to $11 million, primarily due to lower foreign currency losses in the current period. Non-segment operating expense during the six months ended June 30, 2024 of $22 million was essentially flat against the comparable prior year period.

Interest expense in the second quarter and six months ended June 30, 2024 decreased $4 million, or 25% to $11 million and $6 million, or 22%, to $22 million, respectively, primarily due to lower borrowings under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”). Interest expense for the six months ended June 30, 2024 also benefited from the repayment of our 2013 Notes in February 2023.

Other income, net in the second quarter and six months ended June 30, 2024 increased $1 million, or 8%, to $9 million, and $2 million, or 16%, to $18 million, respectively, primarily due to lower overall pension costs against the comparable prior year periods.

The effective tax rate of 21.2% in the second quarter decreased compared to an effective tax rate of 23.4% in the prior year period. The effective tax rate of 21.9% for the six months ended June 30, 2024 decreased as compared to an effective tax rate of 23.1% in the prior year period. Decreases in both of the comparable periods were primarily due to the benefits of a legal entity restructuring as well as lower provisional tax expense associated with foreign withholding taxes in the current year.

Comprehensive income in the second quarter was $94 million, compared to comprehensive income of $100 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the second quarter resulted in a $5 million comprehensive loss, compared to a $19 million comprehensive gain in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the Canadian dollar and British Pound.
•Net earnings increased $18 million, primarily due to higher operating income and lower interest expense.

Comprehensive income during the six months ended June 30, 2024 was $156 million, compared to comprehensive income of $171 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments for the six months ended June 30, 2024 resulted in a $21 million comprehensive loss, compared to a $34 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the Canadian dollar and British Pound.
•Net earnings increased $38 million, primarily due to higher operating income and lower interest expense.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
New orders in the second quarter increased $154 million from the comparable prior year period, primarily due to an increase in naval defense orders in the Naval & Power segment, as well as an increase in orders in the Aerospace & Industrial segment for sensors products and surface treatment services within our A&D markets. These increases were partially offset by the timing of orders within our A&D markets in the Defense Electronics segment.

New orders during the six months ended June 30, 2024 increased $337 million from the comparable prior year period, primarily due to an increase in naval defense orders in the Naval & Power segment. New orders also benefited from an increase in orders for defense electronics equipment in the Defense Electronics segment as well as increase in orders for sensors products and surface treatment services within our A&D markets in the Aerospace & Industrial segment. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Sales	$233,232	$226,260	3%	$452,557	$428,707	6%
Operating income	35,246	35,665	(1%)	62,712	62,210	1%
Operating margin	15.1%	15.8%	(70 bps)	13.9%	14.5%	(60 bps)
New orders	$223,349	$192,670	16%	$475,567	$451,313	5%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024 vs. 2023		2024 vs. 2023
	Sales	Operating Income	Sales	Operating Income
Organic	3%	6%	5%	6%
Restructuring	—%	(7%)	—%	(4%)
Foreign currency	—%	—%	1%	(1%)
Total	3%	(1%)	6%	1%

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and aerospace & defense markets, and, to a lesser extent, the power & process markets.

Sales in the second quarter increased $7 million, or 3%, to $233 million from the prior year period. Sales in the commercial aerospace market benefited $9 million from higher OEM sales of sensors and actuation products, as well as surface treatment services, on narrowbody and widebody platforms. In the general industrial market, higher sales of surface treatment services were more than offset by reduced sales of industrial vehicle products to off-highway vehicle platforms.

Sales during the six months ended June 30, 2024 increased $24 million, or 6%, to $453 million from the prior year period. In the commercial aerospace market, sales increased $24 million primarily due to higher OEM sales of sensors and actuation products, as well as surface treatment services, on narrowbody and widebody platforms. Sales in the aerospace defense market benefited from higher actuation development on various fighter jet programs. These increases were partially offset by lower sales in the general industrial market, primarily due to reduced sales of industrial vehicle products to off-highway vehicle platforms.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Operating income in the second quarter of $35 million was essentially flat compared to the prior year period, while operating margin decreased 70 basis points to 15.1%, as favorable overhead absorption on higher sales was essentially offset by current period restructuring costs. Operating income during the six months ended June 30, 2024 increased $1 million, or 1%, to $63 million from the prior year period, while operating margin decreased 60 basis points to 13.9%, as favorable overhead absorption on higher sales was essentially offset by current period restructuring costs.

New orders in the second quarter and six months ended June 30, 2024 increased $31 million and $24 million, respectively, primarily due to an increase in orders for sensors products and surface treatment services within our A&D markets.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Sales	$228,461	$197,722	16%	$440,202	$359,876	22%
Operating income	58,244	43,180	35%	106,325	66,548	60%
Operating margin	25.5%	21.8%	370 bps	24.2%	18.5%	570 bps
New orders	$222,390	$229,555	(3%)	$509,670	$463,670	10%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024 vs. 2023		2024 vs. 2023
	Sales	Operating Income	Sales	Operating Income
Organic	16%	36%	22%	60%
Restructuring	—%	(1%)	—%	—%
Total	16%	35%	22%	60%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the second quarter increased $31 million, or 16%, to $228 million from the prior year period. In the ground defense market, sales increased $15 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market benefited $14 million primarily due to higher demand for embedded computing equipment on various domestic and international helicopter programs. In the commercial aerospace market, sales increased primarily due to higher OEM sales of avionics and electronics on various platforms.

Sales during the six months ended June 30, 2024 increased $80 million, or 22%, to $440 million from the prior year period. In the ground defense market, sales increased $40 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market increased $32 million primarily due to higher demand for embedded computing equipment on various helicopter, fighter jet, and unmanned aerial vehicle programs. In the commercial aerospace market, sales benefited from higher OEM demand for avionics and electronics on various platforms.

Operating income in the second quarter increased $15 million, or 35%, to $58 million compared to the prior year period, and operating margin increased 370 basis points from the prior year period to 25.5%. Operating income during the six months ended June 30, 2024 increased $40 million, or 60%, to $106 million, and operating margin increased 570 basis points from the prior year period to 24.2%. Increases in operating income and operating margin in both respective periods were primarily due to favorable overhead absorption on higher sales, favorable mix on defense electronics and tactical communications products, as well as the benefit of our cost containment initiatives.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders in the second quarter decreased $7 million primarily due to the timing of orders within our A&D markets.

New orders during the six months ended June 30, 2024 increased $46 million primarily due to an increase in orders for defense electronics equipment, including embedded computing and tactical communications products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Sales	$323,098	$280,414	15%	$605,199	$546,673	11%
Operating income	46,283	46,782	(1%)	81,474	84,719	(4%)
Operating margin	14.3%	16.7%	(240 bps)	13.5%	15.5%	(200 bps)
New orders	$549,677	$419,377	31%	$911,523	$644,435	41%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024 vs. 2023		2024 vs. 2023
	Sales	Operating Income	Sales	Operating Income
Organic	14%	—%	10%	(3%)
Acquisitions	1%	(1%)	1%	(1%)
Total	15%	(1%)	11%	(4%)

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales in the second quarter increased $42 million, or 15%, to $323 million from the prior year period. In the naval defense market, sales increased $26 million primarily due to higher demand on various submarine programs, partially offset by the timing of sales on the CVN-80 aircraft carrier program. Sales in the power & process market benefited $9 million primarily due to higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in the United States. In the aerospace defense market, sales increases were primarily due to higher demand for arresting systems equipment supporting various domestic and international customers.

Sales during the six months ended June 30, 2024 increased $59 million, or 11%, to $605 million from the prior year period. In the naval defense market, sales increased $28 million primarily due to higher demand on various submarine programs. Sales in the aerospace defense market benefited $16 million primarily due to higher demand for arresting systems equipment supporting various domestic and international customers. In the power & process market, sales increased $14 million primarily due to higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in North America, partially offset by the wind-down on the China Direct AP1000 program.

Operating income in the second quarter decreased $1 million, or 1%, to $46 million, and operating margin decreased 240 basis points from the prior year period to 14.3%, as favorable overhead absorption on higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition was more than offset by unfavorable product mix and the timing of development programs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Operating income during the six months ended June 30, 2024 decreased $3 million, or 4%, to $81 million, and operating margin decreased 200 basis points from the prior year period to 13.5%, as favorable overhead absorption on higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition was more than offset by an unfavorable naval contract adjustment as well as unfavorable product mix.

New orders in the second quarter and six months ended June 30, 2024 increased $130 million and $267 million, respectively, primarily due to an increase in naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Aerospace & Defense markets:
Aerospace Defense	$154,104	$132,192	17%	$286,178	$232,071	23%
Ground Defense	84,939	70,875	20%	175,700	137,132	28%
Naval Defense	209,847	180,956	16%	387,494	352,912	10%
Commercial Aerospace	93,316	82,033	14%	183,091	152,523	20%
Total Aerospace & Defense	$542,206	$466,056	16%	$1,032,463	$874,638	18%

Commercial markets:
Power & Process	$138,601	$131,000	6%	$262,639	$251,338	4%
General Industrial	103,984	107,340	(3%)	202,856	209,280	(3%)
Total Commercial	$242,585	$238,340	2%	$465,495	$460,618	1%

Total Curtiss-Wright	$784,791	$704,396	11%	$1,497,958	$1,335,256	12%

Aerospace & Defense markets
Sales in the second quarter increased $76 million, or 16%, to $542 million against the comparable prior year period, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for both arresting systems equipment supporting various domestic and international customers as well as embedded computing equipment on various domestic and international helicopter programs. In the ground defense market, sales increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to higher demand on various submarine programs. In the commercial aerospace market, sales increased primarily due to higher demand for OEM sensors and actuation products, as well as surface treatment services, on narrowbody and widebody platforms.

Sales during the six months ended June 30, 2024 increased $158 million, or 18%, to $1,032 million, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for both arresting systems equipment supporting various domestic and international customers as well as embedded computing equipment on various helicopter, fighter jet, and unmanned aerial vehicle programs. Sales in the ground defense market increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to higher demand on various submarine programs. Sales in the commercial aerospace market primarily benefited from higher demand for OEM sensors and actuation products, surface treatment services on narrowbody and widebody platforms, as well as OEM avionics and electronics on various platforms.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Commercial markets
Sales in the second quarter increased $4 million, or 2%, to $243 million. Sales in the power & process market primarily benefited from higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in the United States. In the general industrial market, higher sales of surface treatment services were more than offset by reduced sales of industrial vehicle products to off-highway vehicle platforms.

Sales during the six months ended June 30, 2024 increased $5 million, or 1%, to $465 million. Sales in the power & process market primarily benefited from higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in North America, partially offset by the wind-down on the China Direct AP1000 program. The general industrial market was negatively impacted by lower sales of industrial vehicle products to off-highway vehicle platforms.

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

Condensed Consolidated Statements of Cash Flows	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023
Cash provided by (used for):
Operating activities	$65,702	$19,353
Investing activities	(56,740)	(22,191)
Financing activities	(27,568)	(104,467)
Effect of exchange-rate changes on cash	(5,697)	9,068
Net decrease in cash and cash equivalents	(24,303)	(98,237)

Net cash provided by operating activities increased $46 million from the prior year period, primarily due to higher cash earnings and improved working capital.

Net cash used for investing activities increased $35 million from the prior year period, primarily due to our acquisition of WSC.

Net cash used for financing activities decreased $77 million from the prior year period, primarily due to the repayment of our 2013 Notes in February 2023. This decrease was partially offset by lower current period net borrowings under our credit facility. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.8% for both the three and six months ended June 30, 2024, respectively, and 4.1% and 4.0% for the three and six months ended June 30, 2023, respectively. The Corporation’s average debt outstanding was $1.0 billion for both the three and six months ended June 30, 2024, respectively, and $1.3 billion and $1.2 billion for the three and six months ended June 30, 2023, respectively.

Credit Agreement

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
As of June 30, 2024, the Corporation had approximately $18 million in letters of credit supported by the Credit Agreement. The unused credit available under the Credit Agreement as of June 30, 2024 was $732 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the six months ended June 30, 2024, the Corporation used $25 million of cash to repurchase approximately 0.1 million outstanding shares under its share repurchase program. During the six months ended June 30, 2023, the Corporation used $24 million of cash to repurchase approximately 0.1 million outstanding shares under its share repurchase program.

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

Dividends

The Corporation made dividend payments of $8 million and $7 million during the six months ended June 30, 2024 and June 30, 2023, respectively. Additionally, beginning in the second quarter, the Corporation increased its quarterly dividend to $0.21 per share.

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

As of June 30, 2024, we had the ability to borrow additional debt of $2.6 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2024.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2023 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2024 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the six months ended June 30, 2024. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2023 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities pertaining to the 2021 Share Repurchase Authorization, as defined below, that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2024.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	17,364	$254.05	69,976	$133,537,266
May 1 - May 31	15,953	$275.63	85,929	$129,140,068
June 1 - June 30	13,857	$274.01	99,786	$125,343,055
For the quarter ended June 30, 2024	47,174	$267.21	99,786	$125,343,055

In November 2023, the Corporation adopted two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The first trading plan includes share repurchases of $50 million, to be executed equally throughout the 2024 calendar year. The second trading plan includes opportunistic share repurchases up to $100 million during 2024 to be executed through a 10b5-1 program. The Corporation implemented these written trading plans in connection with its previously authorized $550 million share repurchase program on September 16, 2021, of which $100 million remains available for repurchase (the “2021 Share Repurchase Authorization”). The terms of these trading plans can be found in the Corporation’s Form 8-K filed with U.S. Securities and Exchange Commission on November 28, 2023.

On May 9, 2024, our Board of Directors authorized the Corporation to repurchase up to an additional $300 million of its common stock (the “2024 Share Repurchase Authorization”). As of June 30, 2024, the Corporation has not executed against the 2024 Share Repurchase Authorization. The total available authorization under the 2021 Share Repurchase Authorization and the 2024 Share Repurchase Authorization is $400 million.

The repurchase of the Corporation’s common stock under the 2021 Share Repurchase Authorization and the 2024 Share Repurchase Authorization (together, the “Share Repurchase Programs”) may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The Share Repurchase Programs do not have an expiration date and may be amended, discontinued, or terminated by the Corporation’s Board of Directors at any time without prior notice. The timing, price, and volume of share repurchases will depend on market conditions, relevant securities laws, and corporate, tax, regulatory and other relevant considerations.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2024. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2024 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2023 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name	Title	Action	Character of Trading Arrangement(1)	Adoption Date	Earliest Sale Date	Expiration Date(2)	Aggregate # of securities to be purchased or sold(3)
Kevin M. Rayment	Vice President and Chief Operating Officer	Adoption	Rule 10b5-1 Trading Arrangement	March 3, 2024	June 3, 2024	December 31, 2024	Up to 8,415 shares to be sold

1.Except as indicated by footnote, the trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.

2.The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales, (b) the date listed in the table, or (c) such date the trading arrangement is otherwise terminated according to its terms. The trading arrangements also provide for automatic expiration in the event of death, dissolution, bankruptcy, or insolvency of the adopting person.

3.The volume of sales is based on pricing triggers outlined in the Rule 10b5-1 trading Arrangement.

The 10b5-1 Trading Arrangement in the above table included a representation from the officer to the broker administering the plan that such individual (i) was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan and (ii) the plan was entered into good faith and not as part of a plan or scheme to evade securities law. A similar representation was made to the Company in connection with the adoption of the plan. Those representations were made as of the date of adoption of the 10b5-1 plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the officer was unaware, or with respect to any material nonpublic information acquired by the officer or the Company after the date of the representation. Actual sale transactions will be disclosed publicly through Form 144 and Form 4 filings with the SEC, as required.

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
Dated: August 8, 2024