Form 10-Q
period 2024-09-30
CURTISS WRIGHT CORP
filed 2024-10-31
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

or

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

Common Stock, par value $1.00 per share: 37,948,183 shares as of October 29, 2024.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net sales
Product sales	$684,216	$613,915	$1,941,327	$1,721,832
Service sales	114,702	110,411	355,549	337,750
Total net sales	798,918	724,326	2,296,876	2,059,582
Cost of sales
Cost of product sales	434,370	380,163	1,252,773	1,093,469
Cost of service sales	66,285	62,695	207,984	203,664
Total cost of sales	500,655	442,858	1,460,757	1,297,133
Gross profit	298,263	281,468	836,119	762,449
Research and development expenses	20,734	23,464	65,866	65,698
Selling expenses	37,311	34,084	109,202	100,782
General and administrative expenses	92,035	91,401	281,092	272,060
Restructuring expenses	3,280	—	6,198	—
Operating income	144,903	132,519	373,761	323,909
Interest expense	11,408	12,496	33,194	40,432
Other income, net	10,126	7,023	28,294	22,744
Earnings before income taxes	143,621	127,046	368,861	306,221
Provision for income taxes	(32,461)	(30,268)	(81,735)	(71,598)
Net earnings	$111,160	$96,778	$287,126	$234,623

Net earnings per share:
Basic earnings per share	$2.91	$2.53	$7.51	$6.13
Diluted earnings per share	$2.89	$2.51	$7.47	$6.09

Dividends per share	0.21	0.20	0.62	0.59

Weighted-average shares outstanding:
Basic	38,208	38,285	38,245	38,301
Diluted	38,451	38,558	38,451	38,538
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net earnings	$111,160	$96,778	$287,126	$234,623
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$30,667	$(28,276)	$9,644	$5,688
Pension and postretirement adjustments, net of tax (1)	(607)	235	151	(188)
Other comprehensive income (loss), net of tax	30,060	(28,041)	9,795	5,500
Comprehensive income	$141,220	$68,737	$296,921	$240,123

(1) The tax benefit (expense) included in foreign currency translation adjustments and pension and postretirement adjustments for the three and nine months ended September 30, 2024 and September 30, 2023 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$443,850	$406,867
Receivables, net	857,614	732,678
Inventories, net	582,584	510,033
Other current assets	68,035	67,502
Total current assets	1,952,083	1,717,080
Property, plant, and equipment, net	330,292	332,796
Goodwill	1,583,448	1,558,826
Other intangible assets, net	532,397	557,612
Operating lease right-of-use assets, net	156,613	141,435
Prepaid pension asset	279,212	261,869
Other assets	51,693	51,351
Total assets	$4,885,738	$4,620,969
Liabilities
Current liabilities:
Current portion of long-term debt	$90,000	$—
Accounts payable	222,542	243,833
Accrued expenses	194,414	188,039
Deferred revenue	392,330	303,872
Other current liabilities	87,369	70,800
Total current liabilities	986,655	806,544
Long-term debt	959,302	1,050,362
Deferred tax liabilities, net	124,186	132,319
Accrued pension and other postretirement benefit costs	68,159	66,875
Long-term operating lease liability	134,866	118,611
Long-term portion of environmental reserves	14,661	12,784
Other liabilities	107,490	105,061
Total liabilities	2,395,319	2,292,556
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 49,187,378 shares issued as of September 30, 2024 and December 31, 2023; outstanding shares were 37,960,122 as of September 30, 2024 and 38,202,754 as of December 31, 2023	49,187	49,187
Additional paid in capital	144,394	140,182
Retained earnings	3,751,183	3,487,751
Accumulated other comprehensive loss	(203,428)	(213,223)
Common treasury stock, at cost (11,227,256 shares as of September 30, 2024 and 10,984,624 shares as of December 31, 2023)	(1,250,917)	(1,135,484)
Total stockholders’ equity	2,490,419	2,328,413
Total liabilities and stockholders’ equity	$4,885,738	$4,620,969

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net earnings	$287,126	$234,623
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	80,844	86,836
Loss on sale/disposal of long-lived assets	51	157
Deferred income taxes	(12,969)	(6,392)
Share-based compensation	15,164	13,213
Non-cash restructuring charges	3,049	—
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(120,795)	(56,195)
Inventories, net	(71,683)	(56,632)
Accounts payable and accrued expenses	(15,206)	(42,020)
Deferred revenue	85,579	37,598
Pension and postretirement liabilities, net	(13,218)	(14,128)
Other current and long-term assets and liabilities	5,034	(31,343)
Net cash provided by operating activities	242,976	165,717
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	1,206	464
Additions to property, plant, and equipment	(37,703)	(32,037)
Acquisition of business, net of cash acquired	(33,756)	—
Net cash used for investing activities	(70,253)	(31,573)
Cash flows from financing activities:
Borrowings under revolving credit facilities	16,615	586,230
Payments of revolving credit facilities	(16,615)	(586,230)
Principal payments on debt	—	(202,500)
Repurchases of common stock	(137,580)	(37,366)
Proceeds from share-based compensation	11,345	10,583
Dividends paid	(15,707)	(14,950)
Other	(876)	(813)
Net cash used for financing activities	(142,818)	(245,046)
Effect of exchange-rate changes on cash	7,078	2,737
Net increase (decrease) in cash and cash equivalents	36,983	(108,165)
Cash and cash equivalents at beginning of period	406,867	256,974
Cash and cash equivalents at end of period	$443,850	$148,809
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2023	$49,187	$140,182	$3,487,751	$(213,223)	$(1,135,484)
Net earnings	—	—	287,126	—	—
Other comprehensive income, net of tax	—	—	—	9,795	—
Dividends declared	—	—	(23,694)	—	—
Restricted stock	—	(13,944)	—	—	13,944
Employee stock purchase plan	—	5,714	—	—	5,631
Share-based compensation	—	14,934	—	—	230
Repurchase of common stock (1)	—	—	—	—	(137,580)
Other	—	(2,492)	—	—	2,342
September 30, 2024	$49,187	$144,394	$3,751,183	$(203,428)	$(1,250,917)

	For the three months ended September 30, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2024	$49,187	$135,574	$3,648,005	$(233,488)	$(1,140,858)
Net earnings	—	—	111,160	—	—
Other comprehensive income, net of tax	—	—	—	30,060	—
Dividends declared	—	—	(7,982)	—	—
Restricted stock	—	(65)	—	—	65
Employee stock purchase plan	—	3,230	—	—	2,643
Share-based compensation	—	5,683	—	—	15
Repurchase of common stock (1)	—	—	—	—	(112,784)
Other	—	(28)	—	—	2
September 30, 2024	$49,187	$144,394	$3,751,183	$(203,428)	$(1,250,917)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2022	$49,187	$134,553	$3,163,491	$(258,916)	$(1,107,101)
Net earnings	—	—	234,623	—	—
Other comprehensive income, net of tax	—	—	—	5,500	—
Dividends declared	—	—	(22,612)	—	—
Restricted stock	—	(13,878)	—	—	13,878
Employee stock purchase plan	—	3,312	—	—	7,271
Share-based compensation	—	12,884	—	—	329
Repurchase of common stock (1)	—	—	—	—	(37,366)
Other	—	(261)	—	—	261
September 30, 2023	$49,187	$136,610	$3,375,502	$(253,416)	$(1,122,728)

	For the three months ended September 30, 2023
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2023	$49,187	$130,846	$3,286,376	$(225,375)	$(1,113,675)
Net earnings	—	—	96,778	—	—
Other comprehensive loss, net of tax	—	—	—	(28,041)	—
Dividends declared	—	—	(7,652)	—	—
Employee stock purchase plan	—	1,829	—	—	3,529
Share-based compensation	—	3,935	—	—	419
Repurchase of common stock (1)	—	—	—	—	(13,001)
September 30, 2023	$49,187	$136,610	$3,375,502	$(253,416)	$(1,122,728)

See notes to condensed consolidated financial statements
(1) For the three and nine months ended September 30, 2024, the Corporation repurchased approximately 356,000 and 455,000 shares of its common stock, respectively. For the three and nine months ended September 30, 2023, the Corporation repurchased approximately 64,000 and 209,000 shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2024 and 2023, there were no material changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Over-time	49%	47%	49%	47%
Point-in-time	51%	53%	51%	53%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $3.3 billion as of September 30, 2024, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Aerospace & Defense
Aerospace Defense	$158,980	$148,023	$445,158	$380,095
Ground Defense	92,973	83,185	268,672	220,317
Naval Defense	217,510	179,862	605,004	532,773
Commercial Aerospace	96,677	79,703	279,768	232,226
Total Aerospace & Defense	$566,140	$490,773	$1,598,602	$1,365,411

Commercial
Power & Process	$131,376	$122,118	$394,016	$373,457
General Industrial	101,402	111,435	304,258	320,714
Total Commercial	$232,778	$233,553	$698,274	$694,171

Total	$798,918	$724,326	$2,296,876	$2,059,582

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and nine months ended September 30, 2024 included in the contract liabilities

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

balance as of January 1, 2024 was approximately $47 million and $207 million, respectively. Revenue recognized during the three and nine months ended September 30, 2023 included in the contract liabilities balance as of January 1, 2023 was approximately $38 million and $185 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the nine months ended September 30, 2024, the Corporation acquired one business for a purchase price of $34 million. The Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2024 includes $6 million of total net sales and $1 million of net losses from the Corporation's 2024 acquisition. During the nine months ended September 30, 2023, the Corporation did not complete any acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisition consummated during the nine months ended September 30, 2024.

(In thousands)	2024
Accounts receivable	$3,203
Other current and non-current assets	200
Intangible assets	17,900
Operating lease right-of-use assets, net	1,516
Current and non-current liabilities	(4,918)
Deferred income taxes	(4,116)
Net tangible and intangible assets	13,785
Goodwill	19,971
Total purchase price	$33,756

Goodwill deductible for tax purposes	$—

2024 Acquisitions

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ultra Nuclear Limited and Weed Instrument Co., Inc. (Ultra Energy)

On June 3, 2024, the Corporation announced that it entered into an agreement to acquire the stock of Ultra Energy, a subsidiary of Ultra Electronics, for $200 million in cash. Ultra Energy is a designer and manufacturer of reactor protection systems, neutron monitoring systems, radiation monitoring systems, and temperature and pressure sensors. The acquisition is expected to close in the fourth quarter of 2024, subject to UK regulatory approval, with the acquired business to operate within the Naval & Power segment.

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

The composition of receivables is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Billed receivables:
Trade and other receivables	$510,175	$427,830
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed	352,500	309,561
Less: Progress payments applied	—	(687)
Net unbilled receivables	352,500	308,874
Less: Allowance for doubtful accounts	(5,061)	(4,026)
Receivables, net	$857,614	$732,678

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

The composition of inventories is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Raw materials	$280,031	$239,313
Work-in-process	123,253	103,750
Finished goods	139,173	126,174
Inventoried costs related to U.S. Government and other long-term contracts	40,855	43,255
Inventories, net of reserves	583,312	512,492
Less: Progress payments applied	(728)	(2,459)
Inventories, net	$582,584	$510,033

6.    GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2023	$325,131	$710,378	$523,317	$1,558,826
Acquisitions	—	—	19,971	19,971
Foreign currency translation adjustment	2,724	1,820	107	4,651
September 30, 2024	$327,855	$712,198	$543,395	$1,583,448

7.    OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2024			December 31, 2023
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$313,900	$(207,777)	$106,123	$308,256	$(195,446)	$112,810
Customer related intangibles	684,155	(364,776)	319,379	670,966	(339,325)	331,641
Programs (1)	144,000	(46,800)	97,200	144,000	(41,400)	102,600
Other intangible assets	55,170	(45,475)	9,695	54,227	(43,666)	10,561
Total	$1,197,225	$(664,828)	$532,397	$1,177,449	$(619,837)	$557,612

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the nine months ended September 30, 2024, the Corporation acquired intangible assets of $18 million. The Corporation acquired Customer-related intangibles of $12 million, Technology of $5 million, and Other intangible assets of $1 million, which have weighted average amortization periods of 18 years, 15 years, and 4 years, respectively.

Total intangible amortization expense for the nine months ended September 30, 2024 was $43 million, as compared to $49 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2024	$57
2025	$55
2026	$54
2027	$51
2028	$45

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Interest Rate Risks and Related Strategies

The Corporation’s primary interest rate exposure results from changes in U.S. dollar interest rates.

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of September 30, 2024. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.85% Senior notes due 2025	$90,000	$89,592	$90,000	$88,243
4.24% Senior notes due 2026	200,000	198,030	200,000	195,556
4.05% Senior notes due 2028	67,500	65,925	67,500	64,801
4.11% Senior notes due 2028	90,000	87,597	90,000	85,999
3.10% Senior notes due 2030	150,000	136,032	150,000	131,942
3.20% Senior notes due 2032	150,000	131,372	150,000	127,649
4.49% Senior notes due 2032	200,000	191,392	200,000	187,584
4.64% Senior notes due 2034	100,000	94,978	100,000	92,961
Total debt	1,047,500	994,918	1,047,500	974,735
Debt issuance costs, net	(1,379)	(1,379)	(1,541)	(1,541)
Unamortized interest rate swap proceeds	3,181	3,181	4,403	4,403
Total debt, net	$1,049,302	$996,720	$1,050,362	$977,597

9.    PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2023 Annual Report on Form 10-K filed with the SEC.

The components of net periodic pension cost for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Service cost	$4,063	$4,167	$12,615	$12,431
Interest cost	8,513	8,665	25,691	26,266
Expected return on plan assets	(16,356)	(15,582)	(49,447)	(47,260)
Amortization of prior service cost	(8)	(34)	(23)	(100)
Amortization of unrecognized actuarial loss	104	(89)	636	64
Net periodic pension cost	$(3,684)	$(2,873)	$(10,528)	$(8,599)

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the nine months ended September 30, 2024, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2024.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and nine months ended September 30, 2024, the expense relating to the plan was $5.7 million and $20.0 million, respectively. During the three and nine months ended September 30, 2023, the expense relating to the plan was $5.2 million and $17.4 million, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.    EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Basic weighted-average shares outstanding	38,208	38,285	38,245	38,301
Dilutive effect of deferred stock compensation	243	273	206	237
Diluted weighted-average shares outstanding	38,451	38,558	38,451	38,538

For the nine months ended September 30, 2024, approximately 33,000 shares issuable under equity-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were no anti-dilutive equity-based awards for the three months ended September 30, 2024. For the three and nine months ended September 30, 2023, there were approximately 5,000 and 16,000 anti-dilutive equity-based awards, respectively.

11.    SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Net sales and operating income by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Net sales
Aerospace & Industrial	$229,043	$220,700	$682,181	$651,052
Defense Electronics	243,695	216,775	685,388	578,252
Naval & Power	327,412	288,002	932,831	835,547
Less: Intersegment revenues	(1,232)	(1,151)	(3,524)	(5,269)
Total consolidated	$798,918	$724,326	$2,296,876	$2,059,582

Operating income (expense)
Aerospace & Industrial	$37,435	$39,014	$100,147	$101,224
Defense Electronics	63,639	56,212	169,964	122,760
Naval & Power	53,039	47,663	134,513	132,382
Corporate and other (1)	(9,210)	(10,370)	(30,863)	(32,457)
Total consolidated	$144,903	$132,519	$373,761	$323,909

(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, and certain other expenses.

Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Total operating income	$144,903	$132,519	$373,761	$323,909
Interest expense	11,408	12,496	33,194	40,432
Other income, net	10,126	7,023	28,294	22,744
Earnings before income taxes	$143,621	$127,046	$368,861	$306,221

(In thousands)	September 30, 2024	December 31, 2023
Identifiable assets
Aerospace & Industrial	$1,166,546	$1,077,808
Defense Electronics	1,525,531	1,517,877
Naval & Power	1,635,287	1,496,063
Corporate and Other	558,374	529,221
Total consolidated	$4,885,738	$4,620,969

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2022	$(160,807)	$(98,109)	$(258,916)
Other comprehensive income (loss) before reclassifications (1)	37,519	8,218	45,737
Amounts reclassified from accumulated other comprehensive income (1)	—	(44)	(44)
Net current period other comprehensive income (loss)	37,519	8,174	45,693
December 31, 2023	$(123,288)	$(89,935)	$(213,223)
Other comprehensive income (loss) before reclassifications (1)	—	(316)	(316)
Amounts reclassified from accumulated other comprehensive income (1)	9,644	467	10,111
Net current period other comprehensive income	9,644	151	9,795
September 30, 2024	$(113,644)	$(89,784)	$(203,428)
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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of both September 30, 2024 and December 31, 2023, there was $20 million of stand-by letters of credit outstanding, respectively, and $13 million and $16 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35 million surety bond.

14.    RESTRUCTURING COSTS

During the three and nine months ended September 30, 2024, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving operating efficiency ("2024 Restructuring Program"). These activities, which primarily include workforce reductions, consolidation of facilities, and costs related to legal entity restructuring, resulted in pre-tax charges of approximately $3.3 million and $7.6 million for the three and nine months ended September 30, 2024. The Company anticipates that these actions will be substantially completed by June 30, 2025.

The following tables summarize the respective balances related to these restructuring activities by both reportable segment as well as on a consolidated basis:

In thousands	Restructuring Liability as of December 31, 2023	Provision	Cash Payments	Restructuring Liability as of September 30, 2024
Aerospace & Industrial
Severance	$—	$946	$(946)	$—
Facility closure and other costs	—	1,410	(1,281)	129
Total Aerospace & Industrial	$—	$2,356	$(2,227)	$129

Defense Electronics
Severance	$—	$510	$(395)	$115
Facility closure and other costs	—	—	—	—
Total Defense Electronics	$—	$510	$(395)	$115

Naval & Power
Severance	$—	$120	$(120)	$—
Facility closure and other costs	—	—	—	—
Total Naval & Power	$—	$120	$(120)	$—

Consolidated (including Corporate)
Severance	$—	$1,576	$(1,461)	$115
Facility closure and other costs	—	2,975	(2,079)	896
Total consolidated	$—	$4,551	$(3,540)	$1,011

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total pre-tax restructuring charges is as follows:

	Affected line item in the Condensed Consolidated Statement of Earnings
		Three months ended	Nine months ended
(In thousands)		September 30, 2024	September 30, 2024
Inventory write-downs	Cost of product sales	$8	$1,402

Severance, facility closure, and other costs	Restructuring expenses	1,633	4,551
Property, plant, and equipment & operating lease right of use asset impairments	Restructuring expenses	1,647	1,647
		$3,280	$6,198
Total restructuring charges	Earnings before income taxes	$3,288	$7,600

There were no such comparable charges for the three or nine months ended September 30, 2023.

***

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

COMPANY ORGANIZATION

Curtiss-Wright Corporation along with its subsidiaries is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We report our operations through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We operate across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Approximately 69% of our 2024 revenues are expected to be generated from A&D-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2024. The financial information as of September 30, 2024 should be read in conjunction with the financial statements for the year ended December 31, 2023 contained in our Form 10-K.

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

During the three and nine months ended September 30, we conducted actions associated with our 2024 Restructuring Program across all of our segments in an effort to improve operating efficiency. These actions, which primarily include workforce reductions, consolidation of facilities, and costs related to legal entity restructuring, resulted in pre-tax charges of approximately $3 million and $8 million for the three and nine months ended September 30, 2024, respectively. The Company anticipates that these actions, which are expected to be substantially completed by June 30, 2025, will result in annual operating cost savings of approximately $10 million.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Sales
Aerospace & Industrial	$228,659	$220,297	4%	$681,216	$649,004	5%
Defense Electronics	243,029	216,285	12%	683,231	576,161	19%
Naval & Power	327,230	287,744	14%	932,429	834,417	12%
Total sales	$798,918	$724,326	10%	$2,296,876	$2,059,582	12%

Operating income
Aerospace & Industrial	$37,435	$39,014	(4%)	$100,147	$101,224	(1%)
Defense Electronics	63,639	56,212	13%	169,964	122,760	38%
Naval & Power	53,039	47,663	11%	134,513	132,382	2%
Corporate and other	(9,210)	(10,370)	11%	(30,863)	(32,457)	5%
Total operating income	$144,903	$132,519	9%	$373,761	$323,909	15%

Interest expense	11,408	12,496	(9%)	33,194	40,432	(18%)
Other income, net	10,126	7,023	44%	28,294	22,744	24%

Earnings before income taxes	143,621	127,046	13%	368,861	306,221	20%
Provision for income taxes	(32,461)	(30,268)	(7%)	(81,735)	(71,598)	(14%)
Net earnings	$111,160	$96,778	15%	$287,126	$234,623	22%

New orders	$860,360	$845,519	2%	$2,757,117	$2,404,937	15%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024 vs. 2023		2024 vs. 2023
	Sales	Operating Income	Sales	Operating Income
Organic	10%	11%	11%	18%
Acquisitions	—%	—%	—%	—%
Restructuring	—%	(3%)	—%	(2%)
Foreign currency	—%	1%	1%	(1%)
Total	10%	9%	12%	15%

Sales in the third quarter increased $75 million, or 10%, to $799 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $8 million, $27 million, and $40 million, respectively.

Sales during the nine months ended September 30, 2024 increased $237 million, or 12%, to $2,297 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $32 million, $107 million, and $98 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the third quarter increased $12 million, or 9%, to $145 million, while operating margin decreased 20 basis points to 18.1% compared with the same period in 2023. Operating income and operating margin in the Defense Electronics segment primarily benefited from favorable overhead absorption on higher A&D sales. In the Aerospace & Industrial segment, favorable overhead absorption on higher sales was essentially offset by current period restructuring costs and unfavorable product mix. In the Naval & Power segment, operating income increased while operating margin decreased, as favorable overhead absorption on higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition were partially offset by unfavorable product mix and the timing of development programs.

Operating income during the nine months ended September 30, 2024 increased $50 million, or 15%, to $374 million, and operating margin increased 60 basis points to 16.3%, compared with the same period in 2023. In the Defense Electronics segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher A&D sales, favorable product mix, as well as the benefit of our cost containment initiatives. In the Aerospace & Industrial segment, both operating income and operating margin decreased, as favorable overhead absorption on higher sales was partially offset by current period restructuring costs and unfavorable product mix. In the Naval & Power segment, operating income increased while operating margin decreased, as favorable overhead absorption on higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition were essentially offset by an unfavorable naval contract adjustment, unfavorable product mix, and the timing of development programs.

Non-segment operating expense in the third quarter and nine months ended September 30, 2024 decreased $1 million, or 11%, to $9 million, and $2 million, or 5%, to $31 million, primarily due to lower foreign currency losses against the comparable prior year periods.

Interest expense in the third quarter and nine months ended September 30, 2024 decreased $1 million, or 9%, to $11 million, and $7 million, or 18%, to $33 million, respectively, primarily due to lower borrowings under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”). Interest expense for the nine months ended September 30, 2024 also benefited from the repayment of our 2013 Notes in February 2023.

Other income, net in the third quarter and nine months ended September 30, 2024 increased $3 million, or 44%, to $10 million, and $6 million, or 24%, to $28 million, respectively, primarily due to higher interest income and lower overall pension costs against the comparable prior year periods.

The effective tax rate of 22.6% in the third quarter decreased compared to an effective tax rate of 23.8% in the prior year period. The effective tax rate of 22.2% for the nine months ended September 30, 2024 decreased as compared to an effective tax rate of 23.4%. Decreases in both of the comparable periods were primarily due to the benefits of a legal entity restructuring as well as lower provisional tax expense associated with foreign withholding taxes.

Comprehensive income in the third quarter was $141 million, compared to comprehensive income of $69 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the third quarter resulted in a $31 million comprehensive gain, compared to a $28 million comprehensive loss in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound.
•Net earnings increased $14 million, primarily due to higher operating income.

Comprehensive income during the nine months ended September 30, 2024 was $297 million, compared to comprehensive income of $240 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $53 million, primarily due to higher operating income.
•Foreign currency translation adjustments for the nine months ended September 30, 2024 resulted in a $10 million comprehensive gain, compared to a $6 million comprehensive gain in the prior period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound.

New orders in the third quarter increased $15 million from the comparable prior year period, primarily due to an increase in orders for defense electronics products in the Defense Electronics segment and an increase in orders for sensors products and surface treatment services within our A&D markets in the Aerospace & Industrial segment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders during the nine months ended September 30, 2024 increased $352 million from the comparable prior year period, primarily due to an increase in naval defense orders in the Naval & Power segment. New orders also benefited from an increase in orders for defense electronics equipment in the Defense Electronics segment as well as increase in orders for sensors products and surface treatment services within our A&D markets in the Aerospace & Industrial segment. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Sales	$228,659	$220,297	4%	$681,216	$649,004	5%
Operating income	37,435	39,014	(4%)	100,147	101,224	(1%)
Operating margin	16.4%	17.7%	(130 bps)	14.7%	15.6%	(90 bps)
New orders	$229,506	$222,529	3%	$705,072	$673,842	5%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024 vs. 2023		2024 vs. 2023
	Sales	Operating Income	Sales	Operating Income
Organic	3%	(1%)	5%	3%
Restructuring	—%	(5%)	—%	(4%)
Foreign currency	1%	2%	—%	—%
Total	4%	(4%)	5%	(1%)

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and aerospace & defense markets, and, to a lesser extent, the power & process markets.

Sales in the third quarter increased $8 million, or 4%, to $229 million from the prior year period. Sales in the commercial aerospace market benefited $12 million from higher demand for sensors products as well as surface treatment services on various narrow-body and wide-body platforms. This increase was partially offset by lower sales of industrial vehicle products to off-highway vehicle platforms.

Sales during the nine months ended September 30, 2024 increased $32 million, or 5%, to $681 million from the prior year period. In the commercial aerospace market, sales increased $36 million primarily due to higher OEM sales of sensors and actuation products, as well as surface treatment services, on narrowbody and widebody platforms. Sales in the aerospace defense market benefited $8 million primarily from higher actuation development and production on various fighter jet programs. These increases were partially offset by lower sales of $14 million in the general industrial market, primarily due to lower sales of industrial vehicle products to off-highway vehicle platforms.

Operating income in the third quarter decreased $2 million, or 4%, to $37 million from the prior year period, and operating margin decreased 130 basis points to 16.4%, as favorable overhead absorption on higher sales was essentially offset by current period restructuring costs and unfavorable product mix.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the nine months ended September 30, 2024 decreased $1 million, or 1%, to $100 million from the prior year period, and operating margin decreased 90 basis points to 14.7%, as favorable overhead absorption on higher sales was partially offset by current period restructuring costs and unfavorable product mix.

New orders in the third quarter and nine months ended September 30, 2024 increased $7 million and $31 million, respectively, primarily due to an increase in orders for sensors products and surface treatment services within our A&D markets. These increases were partially offset by the timing of orders for actuation products.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Sales	$243,029	$216,285	12%	$683,231	$576,161	19%
Operating income	63,639	56,212	13%	169,964	122,760	38%
Operating margin	26.2%	26.0%	20 bps	24.9%	21.3%	360 bps
New orders	$301,137	$287,249	5%	$810,806	$750,919	8%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024 vs. 2023		2024 vs. 2023
	Sales	Operating Income	Sales	Operating Income
Organic	12%	14%	18%	39%
Restructuring	—%	(1%)	—%	(1%)
Foreign currency	—%	—%	1%	—%
Total	12%	13%	19%	38%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the third quarter increased $27 million, or 12%, to $243 million from the prior year period. In the ground defense market, sales increased $11 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market benefited $8 million primarily due to higher demand for embedded computing equipment on various domestic and international helicopter programs. In the commercial aerospace market, sales increased primarily due to higher OEM sales of avionics and electronics on various platforms.

Sales during the nine months ended September 30, 2024 increased $107 million, or 19%, to $683 million from the prior year period. In the ground defense market, sales increased $51 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market increased $40 million primarily due to higher demand for embedded computing equipment on various helicopter and fighter jet programs. In the commercial aerospace market, sales benefited $12 million primarily from higher OEM demand for avionics and electronics on various platforms.

Operating income in the third quarter increased $7 million, or 13%, to $64 million compared to the prior year period, and operating margin increased 20 basis points from the prior year period to 26.2%, primarily due to favorable overhead absorption on higher A&D sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the nine months ended September 30, 2024 increased $47 million, or 38%, to $170 million, and operating margin increased 360 basis points from the prior year period to 24.9%, primarily due to favorable overhead absorption on higher A&D sales, favorable product mix, as well as the benefit of our cost containment initiatives.

New orders in the third quarter increased $14 million primarily due to an increase in orders for defense electronics products.

New orders during the nine months ended September 30, 2024 increased $60 million primarily due to an increase in orders for defense electronics equipment, including embedded computing and tactical communications products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Sales	$327,230	$287,744	14%	$932,429	$834,417	12%
Operating income	53,039	47,663	11%	134,513	132,382	2%
Operating margin	16.2%	16.6%	(40 bps)	14.4%	15.9%	(150 bps)
New orders	$329,717	$335,741	(2%)	$1,241,239	$980,176	27%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024 vs. 2023		2024 vs. 2023
	Sales	Operating Income	Sales	Operating Income
Organic	13%	11%	11%	2%
Acquisitions	1%	—%	1%	—%
Foreign currency	—%	—%	—%	—%
Total	14%	11%	12%	2%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales in the third quarter increased $40 million, or 14%, to $327 million from the prior year period. In the naval defense market, sales increased $31 million primarily due to increased production on Virginia-class and Columbia-class submarine programs and the CVN-81 aircraft carrier program, as well as higher growth on various next-generation submarine development programs. Sales in the power & process market benefited $8 million primarily due to higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in the United States.

Sales during the nine months ended September 30, 2024 increased $98 million, or 12%, to $932 million from the prior year period. In the naval defense market, sales increased $59 million primarily due to higher demand on various submarine programs as well as higher foreign military sales. Sales in the power & process market increased $21 million primarily due to higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in North America, partially offset by the wind-down on the China Direct AP1000 program. In the aerospace defense market, sales increased $17 million primarily due to higher demand for arresting systems equipment supporting various domestic and international customers.

Operating income in the third quarter increased $5 million, or 11%, to $53 million against the comparable prior year period, while operating margin decreased 40 basis points from the prior year period to 16.2%, as favorable overhead absorption on

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition were partially offset by unfavorable product mix and the timing of development programs.

Operating income during the nine months ended September 30, 2024 increased $2 million, or 2%, to $135 million while operating margin decreased 150 basis points from the prior year period to 14.4%, as favorable overhead absorption on higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition were essentially offset by an unfavorable naval contract adjustment, unfavorable product mix, and the timing of development programs.

New orders in the third quarter decreased $6 million primarily due to the timing of naval defense orders.

New orders during the nine months ended September 30, 2024 increased $261 million primarily due to an increase in naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	% change	2024	2023	% change
Aerospace & Defense markets:
Aerospace Defense	$158,980	$148,023	7%	$445,158	$380,095	17%
Ground Defense	92,973	83,185	12%	268,672	220,317	22%
Naval Defense	217,510	179,862	21%	605,004	532,773	14%
Commercial Aerospace	96,677	79,703	21%	279,768	232,226	20%
Total Aerospace & Defense	$566,140	$490,773	15%	$1,598,602	$1,365,411	17%

Commercial markets:
Power & Process	$131,376	$122,118	8%	$394,016	$373,457	6%
General Industrial	101,402	111,435	(9%)	304,258	320,714	(5%)
Total Commercial	$232,778	$233,553	—%	$698,274	$694,171	1%

Total Curtiss-Wright	$798,918	$724,326	10%	$2,296,876	$2,059,582	12%

Aerospace & Defense markets
Sales in the third quarter increased $75 million, or 15%, to $566 million against the comparable prior year period, due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on various domestic and international helicopter programs. In the ground defense market, sales increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to higher demand on various submarine programs as well as the CVN-81 aircraft carrier program. In the commercial aerospace market, sales increased primarily due to higher demand for actuation and sensors products, as well as surface treatment services, on various narrow-body and wide-body platforms, and higher demand for avionics equipment on various domestic helicopter programs.

Sales during the nine months ended September 30, 2024 increased $233 million, or 17%, to $1,599 million, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for both arresting systems equipment supporting various domestic and international customers as well as embedded computing equipment on various helicopter and fighter jet programs. Sales in the ground defense market increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

higher demand on various submarine programs as well as higher foreign military sales. Sales in the commercial aerospace market primarily benefited from higher demand for OEM sensors and actuation products, surface treatment services on narrowbody and widebody platforms, as well as avionics equipment on various platforms.

Commercial markets
Sales in the third quarter of $233 million were essentially flat against the comparable prior year period. Sales in the power & process market benefited from higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in the United States. This increase was essentially offset by lower sales of industrial vehicle products to off-highway vehicle platforms in the general industrial market.

Sales during the nine months ended September 30, 2024 increased $4 million, or 1%, to $698 million. Sales in the power & process market primarily benefited from higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in North America, partially offset by the wind-down on the China Direct AP1000 program. The general industrial market was negatively impacted by lower sales of industrial vehicle products to off-highway vehicle platforms.

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

Condensed Consolidated Statements of Cash Flows	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023
Cash provided by (used for):
Operating activities	$242,976	$165,717
Investing activities	(70,253)	(31,573)
Financing activities	(142,818)	(245,046)
Effect of exchange-rate changes on cash	7,078	2,737
Net increase (decrease) in cash and cash equivalents	36,983	(108,165)

Net cash provided by operating activities increased $77 million from the prior year period, primarily due to higher cash earnings and improved working capital.

Net cash used for investing activities increased $39 million from the prior year period, primarily due to our acquisition of WSC.

Net cash used for financing activities decreased $102 million from the prior year period, primarily due to the repayment of our 2013 Notes in February 2023. This decrease was partially offset by higher share repurchases during the current period. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.8% for both the three and nine months ended September 30, 2024, respectively, and 4.0% for both the three and nine months ended September 30, 2023, respectively. The Corporation’s average debt outstanding was $1.0 billion for both the three and nine months ended September 30, 2024, respectively, and $1.1 billion and $1.2 billion for the three and nine months ended September 30, 2023, respectively.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Credit Agreement

As of September 30, 2024, the Corporation had $20 million in letters of credit supported by the Credit Agreement. The unused credit available under the Credit Agreement as of September 30, 2024 was $730 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2024, the Corporation used $138 million of cash to repurchase approximately 0.5 million outstanding shares under its share repurchase program. During the nine months ended September 30, 2023, the Corporation used $37 million of cash to repurchase approximately 0.2 million outstanding shares under its share repurchase program.

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

Dividends

The Corporation made dividend payments of $16 million and $15 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. Additionally, beginning in the second quarter of 2024, the Corporation increased its quarterly dividend to $0.21 per share.

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

As of September 30, 2024, we had the ability to borrow additional debt of $2.6 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2024.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2023 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2024 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2024. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2023 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2024.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	15,736	$279.41	115,522	$120,946,336
August 1 - August 31	14,856	$295.95	130,378	$116,549,750
September 1 - September 30	324,986	$319.98	455,364	$12,559,951
For the quarter ended September 30, 2024	355,578	$317.18	455,364	$12,559,951

In November 2023, the Corporation adopted two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The first trading plan includes share repurchases of $50 million, to be executed equally throughout the 2024 calendar year. The second trading plan includes opportunistic share repurchases up to $100 million during 2024 to be executed through a 10b5-1 program. The Corporation implemented these written trading plans in connection with its previously authorized $550 million share repurchase program on September 16, 2021 (the “2021 Share Repurchase Authorization”). The terms of these trading plans can be found in the Corporation’s Form 8-K filed with U.S. Securities and Exchange Commission on November 28, 2023.

On May 9, 2024, our Board of Directors authorized the Corporation to repurchase up to an additional $300 million of its common stock (the “2024 Share Repurchase Authorization”). As of September 30, 2024, the Corporation has not executed against the 2024 Share Repurchase Authorization.

On September 11, 2024, the Corporation adopted a written trading plan under Rule 10b5-1 of the Exchange Act. The trading plan includes purchases in the total amount of $100 million. The number of shares of Company common stock to be purchased on any purchase day will be up to the maximum daily target volume allowable under Rule 10b-18 of the Exchange Act. The

Corporation completed the entire $100 million of repurchases under this trading plan during the third quarter. As of September 30, 2024, the total available authorization under the 2021 Share Repurchase Authorization and 2024 Share Repurchase Authorization (together, the “Share Repurchase Programs”) is $300 million.

The repurchase of the Corporation’s common stock under the Share Repurchase Programs may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. The Share Repurchase Programs do not have an expiration date and may be amended, discontinued, or terminated by the Corporation’s Board of Directors at any time without prior notice. The timing, price, and volume of share repurchases will depend on market conditions, relevant securities laws, and corporate, tax, regulatory and other relevant considerations.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2024. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2024 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2023 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name	Title	Action	Character of Trading Arrangement(1)	Adoption Date	Earliest Sale Date	Expiration Date(2)	Aggregate # of securities to be purchased or sold(3)
Lynn M. Bamford	Chair and Chief Executive Officer	Adoption	Rule 10b5-1 Trading Arrangement	September 9, 2024	December 11, 2024	March 31, 2025	Up to 7,129 shares to be sold

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
Dated: October 31, 2024