Form 10-K
period 2024-12-31
CURTISS WRIGHT CORP
filed 2025-02-13
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2024 was approximately $9.2 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2025:

Class	Number of shares

Common stock, par value $1 per share	37,658,818

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2025 Annual Meeting of Stockholders to be held on May 8, 2025 are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS
Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, (d) impacts on our business related to ongoing supply chain delivery disruptions, significant inflation, higher interest rates or deflation, labor shortages, the imposition or threat of imposition of additional tariffs by the Trump Administration, and measures taken by governments and private industry in response, as well as related to the ongoing conflict between Russia and Ukraine, and the related sanctions, (e) the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance, and (f) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance or achievement to differ materially from anticipated future results, performance or achievement expressed or implied by such forward-looking statements. In addition, other risks, uncertainties, assumptions, and factors that could affect our results and prospects are described in this report, including under the heading “Item 1A. Risk Factors” and elsewhere, and may further be described in our prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by us. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, including, without limitation, the Notes to Consolidated Financial Statements.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation along with its subsidiaries (we, the Corporation, or the Company) is a global integrated business that provides highly engineered products, solutions, and services mainly to Aerospace & Defense (A&D) markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We expect that the breadth of our portfolio strengthens our competitive positions in core markets, mitigates the impact of business cycles or economic volatility, and allows us to drive growth in new products. We believe we are well positioned in the growing markets in which we operate and seek to grow our critical mass while expanding our global manufacturing capabilities, sales channels and customer relationships. Through One Curtiss-Wright, we continuously leverage the inherent synergies and cross-market technologies that exist throughout our portfolio of defense and commercial applications in support of continued profitable growth.

Curtiss-Wright maintains a unique presence on high-performance platforms and critical applications that require our technical sophistication, and we benefit from decades of engineering expertise and knowledge transfer. Curtiss-Wright has been involved in a number of “firsts” in industry, and since the origin of many of our markets, including commercial aerospace (our history dates back to the Wright Brothers and their historical first manned flight), naval nuclear power (presence on the first nuclear naval vessel), commercial power (our products were in the first commercial nuclear power plant) and defense electronics (use of commercial off-the-shelf (COTS) electronics in military applications). We have built upon those long-standing customer relationships and are deeply embedded in our customers workflows today. We hold competitive positions where we are a leader in the majority of our key defense and commercial end markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. As a result, we believe that Curtiss-Wright is well positioned to take advantage of industry growth dynamics and secular trends that align with our strengths in attractive end markets.

Our portfolio of highly competitive technologies is relied upon to improve safety, operating efficiency, and reliability, while meeting performance requirements in the most demanding environments. Our products are often in must-not-fail safety-critical applications. Our ability to provide mission critical, niche products and services on a cost-effective basis is fundamental to our strategy to drive increased value to our customers, which include defense prime contractors, commercial aerospace original equipment manufacturers (OEMs), and numerous energy and manufacturing companies. We compete globally, primarily based on technology and pricing.

Our Strategy

Curtiss-Wright's Pivot to Growth strategy focuses on maximizing revenue, operating income, and free cash flow growth for our shareholders. It is built upon a strong foundation of operational and financial excellence where we strive for consistent growth in sales, operating margin, diluted earnings per share, and free cash flow. We believe that Curtiss-Wright is differentiated because of our strength in the combined portfolio, benefiting from long-term stability in our defense businesses and agility in our commercial businesses.

Our strategy is centered on a renewed drive for top-line acceleration through both organic and inorganic sales growth, building on the strengths across our A&D and commercial markets, while deepening and expanding our customer relationships by driving One Curtiss-Wright to our customers. Our Operational Growth Platform accelerates the Pivot to Growth strategy by driving continued opportunities for margin expansion and savings across the portfolio which allows us to maintain steady investments in research and development (R&D) to fuel both innovation and organic growth. We also utilize a strong and healthy balance sheet to implement a disciplined capital allocation strategy prioritized by acquisitions as well as returns to shareholders through share repurchases and dividends, which will collectively drive long-term shareholder value. Through the Pivot to Growth strategy, we are building strong momentum to compound sustained profitable growth.

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

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and commercial aerospace markets and, to a lesser extent, the defense markets. The businesses in this segment provide a diversified offering of highly engineered products and services including: (i.) industrial and specialty vehicle products, such as power management electronics, traction inverters, transmission shifters, and control systems, (ii.) sensors, controls, and electro-mechanical actuation components used on commercial and military applications, and (iii.) surface technology services, such as shot peening, laser peening, and engineered coatings utilized in both commercial and defense end market applications. In the general industrial market, we have long-standing customer relationships and maintain a broad portfolio of products and services promoting efficiency, safety, reduced emissions, and longevity. Certain industrial businesses within our Aerospace & Industrial segment are impacted primarily by general economic conditions, which may include consumer consumption or commercial construction rates, as the nature of their products and services primarily support global industrial, commercial vehicles, medical, and transportation industries. The commercial aerospace business is primarily impacted by OEM production rates of new aircraft as well as emerging platforms such as all-electric aircraft, while the defense business is primarily impacted by government funding and spending on new programs, primarily driven by the U.S. Government. The production and service processes rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets, where we support government entities in aerospace defense, ground defense, and naval defense, and, to a lesser extent, the commercial aerospace market. The defense businesses in this segment provide a diversified offering of products including COTS embedded computing board-level modules and processing equipment, data acquisition and flight test instrumentation equipment, integrated subsystems, instrumentation and control systems, tactical communications solutions for battlefield network management, and electronic stabilization products. The defense businesses within our Defense Electronics segment are impacted primarily by government funding and spending, driven primarily by the U.S. Government, and supplemented by foreign defense spending (e.g. NATO countries). As a supplier of Modular Open Systems Approach (MOSA) based solutions, we are aligned with the best-in-class open standards-based architectures with the industry. As a result, we have varying degrees of platform-level content on fighter jets, helicopters, unmanned aerial vehicles (UAVs), ground combat equipment, tactical vehicles, and nuclear and non-nuclear surface ships and submarines, including a presence on more than 400 platforms and more than 3,000 programs over the past 10 years. Additionally, we provide avionics and electronics, flight test equipment, and aircraft data management solutions to the commercial aerospace market. Our defense businesses supporting government contractors typically utilize more advanced and ruggedized production and service processes compared to our commercial businesses and have more stringent specifications and performance requirements based on their support of key Department of Defense (DoD) priorities such as cyber, security and the net-centric connected battlefield. Our businesses also benefit from outsourcing from defense primes (push towards affordability and standard open architecture) as well as our focus on total lifecycle management services and technology refreshes in defense electronics. The businesses in this segment typically market and distribute products through regulated government contracting channels.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets and, to a lesser extent, the aerospace defense market. For the naval defense market, we provide naval propulsion and auxiliary equipment, including main coolant pumps, power-dense compact motors, generators, steam turbines, valves, and secondary propulsion systems, primarily to the U.S. Navy, most notably supporting the Virginia-class and Columbia-class submarine programs, as well as the Ford-class aircraft carrier program. We also provide ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets and naval industrial base through three service centers. The naval defense businesses in this segment are primarily impacted by government funding and spending on shipbuilding programs, primarily driven by the U.S. Government, and supplemented by foreign defense spending, particularly for our aircraft handling equipment. For the aerospace defense market, we provide aircraft arresting systems equipment including energy absorbers, retractable hook cable systems, net-stanchion systems and mobile systems to support fixed land-based arresting systems. For the power & process markets, we provide a diversified offering of products for commercial nuclear power plants and nuclear equipment manufacturers, including hardware, valves, fastening systems, specialized containment doors, airlock hatches, simulation equipment and spent fuel management products supporting the continued performance, safety and modernization of operating reactors worldwide, though the majority of our products today support the maintenance of U.S. nuclear reactors. Outside of the U.S., we principally support operating reactors in Canada and South Korea. In the new build market, we provide Reactor Coolant Pumps (RCPs) and control rod drive mechanisms for commercial nuclear power plants, most notably to support the Generation III+ Westinghouse AP1000 reactor design. We are also actively engaged and pursuing business on numerous advanced Small Modular Reactor (SMR) designs which are anticipated to serve numerous purposes ranging from generating electricity or creating process heat for industrial applications, to powering data centers. In the Process market, we furnish specialized and innovative severe-service valve technologies and services, heat exchanger repair, and piping test and isolation products to the oil and gas, chemical, petrochemical and industrial markets worldwide. In addition, we are developing critical subsea pumping technology for the oil and gas industry, leveraging our experience and existing technology as a long-term producer of canned motor pumps for the U.S. nuclear Navy and commercial nuclear market. The businesses in this segment are dependent upon the need for ongoing maintenance, repair and overhaul of existing power plants, as well as the construction of new power plants globally, and typically market and distribute products through regulated or government contracting channels.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2024, 2023, and 2022, our foreign operations as a percentage of pre-tax earnings were 38%, 35%, and 39%, respectively, adjusted for the loss on sale of our industrial valves business in Germany in 2022.

Government Sales

Our sales to the U.S. Government and foreign government end use represented 57%, 56%, and 54% of total net sales during 2024, 2023, and 2022, respectively.

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

Customers

We have hundreds of customers in the various industries that we serve. No customer accounted for more than 10% of our total net sales during 2024, 2023, or 2022.

Approximately 48% of our total net sales for 2024, 46% for 2023, and 47% for 2022 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including both direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Aerospace & Industrial	$167,509	$146,205	$151,528
Defense Electronics	711,538	638,597	548,878
Naval & Power	617,389	529,968	509,002
Total U.S. Government sales	$1,496,436	$1,314,770	$1,209,408

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

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
Lynn M. Bamford	Chair and Chief Executive Officer	Chair of the Board of Directors since May 5, 2022 and Chief Executive Officer of the Corporation since January 1, 2021. She also formerly held the title of President of the Corporation from January 1, 2021 to May 5, 2022. Prior to this, she served as President of the former Defense and Power segments of the Corporation from January 2020. She also served as Senior Vice President and General Manager of the Company’s Defense Solutions and Nuclear divisions from 2018, and Senior Vice President and General Manager of the Defense Solutions division from 2013. She has held various leadership positions in the Corporation since 2004. She has been a Director of the Corporation since January 1, 2021.	61	2021
K. Christopher Farkas	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer of the Corporation since May 2020. Prior to this, he served as Vice President of Finance from December 2017 and served as Vice President and Corporate Controller of the Corporation from September 2014. He also served as Assistant Corporate Controller of the Corporation from May 2009.	56	2014
Robert F. Freda	Vice President and Treasurer	Vice President and Treasurer of the Corporation since January 2021. Prior to this, he served as Assistant Corporate Controller of the Corporation from June 2017 and also served as Director of Finance from September 2006.	57	2021
George P. McDonald	Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary of the Corporation since November 2024. Prior to this, he served as Deputy General Counsel from May 2024, and he served as Associate General Counsel of the Corporation from May 1999 to May 2024.	60	2024
Gary A. Ogilby	Vice President and Corporate Controller	Vice President and Corporate Controller of the Corporation since May 2020. Prior to this, he served as Vice President of Finance and Administration of the Company’s Surface Technologies division from November 2016. He also served as Assistant Corporate Controller of the Corporation from 2014.	43	2020
Kevin M. Rayment	Vice President and Chief Operating Officer	Vice President and Chief Operating Officer of the Corporation since April 1, 2021. Prior to this, he served as President of the Aerospace & Industrial segment (f/k/a Commercial/Industrial) of the Corporation from January 2020. He has held various leadership positions in the Corporation since 2004.	55	2021
John C. Watts	Vice President of Strategy and Corporate Development	Vice President of Strategy and Corporate Development of the Corporation since May 2022. Prior to this, he served as Vice President of Strategy and Communications of the Corporation from April 2015, and as Director and Vice President of Business Development for the Corporation’s former Controls division from October 2006.	55	2022

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

Human Capital

At the end of 2024, we had approximately 8,800 employees in more than 20 countries, 6% of which are represented by labor unions and covered by collective bargaining agreements.

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

In addition to the above, we also offer equity-based incentive compensation plans to certain employees through the issuance of performance share units, restricted stock units, and cash-based performance units. Our equity-based incentive compensation plans ultimately act as a key lever for rewarding and retaining key employees, while also aligning the interests of our key employees and shareholders. See Note 15 to the Consolidated Financial Statements for more information regarding our equity-based incentive compensation plans.

Company Culture

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

Curtiss-Wright believes in an inclusive workforce, where various backgrounds are represented, engaged, and empowered to inspire and innovate. We strive to foster a working environment where all employees are treated with respect and dignity. Discrimination is not tolerated at Curtiss-Wright. We are committed to high ethical standards and equal employment opportunities in all personnel actions, without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status. We maintain a Code of Conduct (the Code), an anti-harassment policy, and an equal employment opportunity policy, and provide training on these policies annually. We do business in more than 20 countries, and our employees operate across multiple cultures, functions, languages, and time zones to solve the technical and logistical challenges presented by its worldwide customer base. We are focused on promoting a culture that best leverages the talents of all employees, as well as implementing practices that attract, develop, and retain top talent. Our succession plans are geared at retaining and promoting our existing employees to provide equal opportunity and access to promotion within the organization.

The Code mandates full compliance with applicable laws and regulations and helps to preserve the integrity of our Company. The Code is available within the Corporate Governance section of the Company’s website at https://curtisswright.com/investor-relations/governance/default.aspx.

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

We focus on accelerating learning and development of our leaders by providing a combination of experiences and education. Our New Business Leaders Program and Engineering Leadership Development Program offer developmental paths for new and experienced managers as well as engineers seeking to refresh or build their leadership capabilities. Hundreds of leaders have honed their skills leveraging various learning modalities, including virtual and in-person instructor-led, web-based training and micro-courses to support our managers. Our employee development programs are designed to strengthen employee skills that align to our current and future business needs, encourage knowledge sharing and support career progression and growth. We utilize our Learning Management System to provide our employees online career-specific tools, training, and resources, and we also support development opportunities through educational institutions with our Tuition Assistance Program. Our early-in-career rotation program for new business leaders develops talent pipelines with both depth of skills and breadth of experiences that are critical to the company’s future talent needs. Our Technical Fellows program and our Innovation Council program is uniquely designed to cultivate technical, domain expertise and collaborative thought leadership for early through advanced career levels.

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

Environmental, Health, and Safety

The health, safety, and well-being of our employees, together with protection of the environment in the communities in which we operate, is a top priority for Curtiss-Wright. We take steps to ensure that we comply with applicable legal, regulatory, and other requirements in all material respects related to preventing pollution, injury, and ill health, and employ industry-leading, technologically sound, and economically feasible control mechanisms, procedures, and processes that improve our efforts. In addition, we provide training, education, safety monitoring and auditing, and health-awareness programs in our offices and factories. We also provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations, and we address those concerns and take appropriate actions. We track total recordable rate (TRR) and days away, restriction, and transfer rate (DART) for all sites worldwide. Senior executives provide monthly reporting to the Chief Executive Officer (CEO) and Chief Operating Officer (COO) on their safety statistics, and are accountable and compensated based on their safety record. For the year ended December 31, 2024, our TRR and DART rates were 1.23 and 0.84, respectively. For the year ended December 31, 2023, our TRR and DART rates were 1.32 and 0.86, respectively.

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

We store sensitive data, including intellectual property, proprietary business information, and confidential employee information on our servers and databases. As a result, we are increasingly dependent upon our information systems to operate our business. Our ability to effectively manage our business depends on the security, reliability, and adequacy of our information systems. In addition, various privacy and cybersecurity laws and regulations, both in the U.S. and globally, require us to manage and protect sensitive and confidential information, including personal data of our employees, from disclosure. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location. Additionally, we have incurred, and expect to continue to incur, additional costs to comply with increased cybersecurity protections for our customers, including the U.S. government. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to various cyber and other security threats, including those caused by computer hackers, physical or electronic break-ins, sabotage, computer viruses, malware, worms, and similar disruptions from unauthorized access and tampering with our computer systems, including through social engineering such as phishing attacks, coordinated denial-of-service attacks, and similar incidents. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and produce advanced cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers. The occurrence of some of these risks may be increased due to the work-from-home arrangements that we have implemented for many of our office-based employees. We continue to review and enhance our computer systems as well as provide training to our employees in an attempt to prevent unauthorized and unlawful intrusions. However, it is possible that we may not be able to prevent all intrusions. Such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of sensitive information, including intellectual property, or cause disruptions in our services. While we carry cyber insurance, we still may be required to expend significant capital and resources to protect against, remediate, or alleviate problems caused by such intrusions. Any such intrusion could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our businesses depend on suppliers and subcontractors for raw materials and components. At times subcontractors perform services that we provide to our customers. Our supply chain has been and may continue to be impacted by a wide variety of factors, including labor and material shortages as well as geopolitical events, such as the Russia-Ukraine war, and China’s relationship with the United States and Taiwan. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities that we require. We also depend on subcontractors and suppliers to meet their contractual obligations in full compliance with customer requirements. Nonperformance or underperformance by subcontractors and suppliers could materially impact our ability to perform obligations to our customers, which could result in a customer terminating our contract for default, expose us to liability, and substantially impair our ability to compete for future contracts and orders. Generally, raw materials and purchased components are available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole-source supplier is delayed or should cease or otherwise be unable to deliver such components, we may not be able to produce the related product in a timely manner or in sufficient quantities, if at all, which could adversely affect our operating results. A sole-source supplier of a key component could also potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to these materials, which could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, supply chain constraints and improving economic conditions have resulted in sustained increases in the prices we pay for many of the components and raw materials used in our products. Furthermore, we are experiencing higher labor costs due to increased competition for personnel in many regions in which we operate as well as general inflationary conditions, including higher shipping costs, labor shortages, and rising energy prices. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner. While we have attempted to mitigate the effects of increased costs through price increases, there are no assurances that higher prices can effectively be passed through to our customers, or that we will be able to fully offset the effects of higher raw materials costs through price increases on a timely basis.

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

Many of our products and services are sold in highly competitive markets, and are affected by varying degrees of competition, including competition for hiring and retaining skilled labor. We compete against companies that often have higher sales volumes and greater financial, technological, research and development, human, and marketing resources, and larger customer bases than we have. These companies may also price their products and services below our selling prices, which could exert downward pressure on our product pricing and margins. As a result, they may be better able to withstand the effects of periodic economic downturns. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. If consolidation of our competition continues to occur, we would expect the competitive pressures we face to increase. Our management believes that the principal points of competition in our markets are technology, price, product quality, product performance, sufficient supply of necessary components, technical expertise, timeliness of delivery, superior customer service and support, and continued certification under customer quality requirements and assurance programs. If we are unable to compete successfully with existing or new competitors in these areas, we may experience a material adverse effect on our business, financial condition, and results of operations.

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

In 2024, approximately 48% of our total net sales were derived from or related to U.S. defense programs. U.S. defense spending has historically been cyclical and is subject to periodic congressional action. The level of U.S. defense spending can vary and may be impacted by numerous outside factors, such as changes in the perceived threat environment, the U.S. Government’s budget deficits, spending priorities, and possible political pressure to reduce U.S. Government military spending, each of which could cause the Department of Defense budget to remain unchanged or to decline. Generally, an increase in the level of concern over the country’s safety tends to increase defense budgets. However, we cannot provide assurance that an increase in defense spending would benefit our business. At other times, spending by the military can decrease. Decreases in U.S. defense spending, changes in the allocation of defense spending, or the expiration or termination of certain aerospace and defense programs on which we have content could result in a reduction in our revenues and earnings and could have a material adverse effect on our business, financial condition, and results of operations.

U.S. lawmakers on several occasions have passed legislation to raise the federal debt ceiling, including the suspension to the federal debt ceiling in June 2023, which allowed the U.S. government to cover its debt obligations until January 1, 2025. Because Congress failed to further suspend or increase the debt ceiling, the debt ceiling was reinstated on January 1, 2025. The U.S. Department of the Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit, reinstate a suspension or otherwise resolve its funding situation. If extraordinary measures are exhausted prior to legislation being enacted to resolve the funding situation, the U.S. government may not be able to fulfill its funding obligations. This could delay or result in the loss of contracts for the procurement of our products and services, and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments.

A downturn in the aircraft market could adversely affect our business.

Our sales to large commercial aircraft manufacturers, such as Boeing, Airbus, and related OEM suppliers, as well as manufacturers of business jets, are cyclical in nature, and can be adversely affected by a number of factors, including current and future passenger traffic levels, increasing fuel and labor costs, environmental concerns (inclusive of climate change), intense price competition, high interest rates, the retirement of older aircraft, regulatory changes, outbreak of infectious disease such as COVID-19, terrorist attacks, labor strikes such as the International Association of Machinists and Aerospace workers union work stoppage at Boeing, geopolitical events, conflicts and wars (including the Russia-Ukraine war), general economic conditions (including cost inflation), worldwide airline profits, and backlog levels, all of which can be unpredictable and are outside our control. For example, the COVID-19 pandemic drastically reduced air traffic as travel restrictions and social distancing measures were implemented to help control the spread of the virus. The reduced air traffic applied financial pressures on airlines, who, in order to preserve cash and liquidity, dramatically reduced flight hours and cancelled or delayed the purchases of new aircraft. Furthermore, as companies and employees become accustomed to working remotely, there is a risk that business travel and the associated flight hours may not fully reach pre-pandemic levels. Any decrease in demand resulting from a downturn in the aerospace market could adversely affect our business, financial condition, and results of operations.

Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have contractually committed to purchase from us. Total backlog includes both funded (unfilled orders for which funding is authorized, appropriated, and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). We are a subcontractor to prime contractors for the vast majority of our government business. As such, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Backlog is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2024 was $3.4 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The timing of backlog may be impacted by project delays. The U.S. Government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our results of operations.

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

Any significant disruption in the commercial nuclear power industry could adversely affect our business.

Market demand for, and our ability to supply products and services to the commercial nuclear industry is dependent on the continued operation of nuclear power plants globally and, to a lesser extent, on the construction of new nuclear power plants. A wide range of factors affect the continued operation and construction of nuclear power plants, including the political, regulatory and legal environment in which they operate, the availability and cost of alternative means of power generation, the occurrence of future nuclear incidents, such as the one which occurred at the Fukushima Daiichi nuclear plant in 2011, and general economic conditions. Any reduction in demand for our commercial nuclear products and services in the U.S. or abroad could adversely affect our business, financial condition, and results of operations.

Our nuclear business subjects us to various regulatory and financial risks.

Our Naval & Power segment manufactures components for, and provide services to, customers in the nuclear power market, including utilities and certain governmental entities, and subjects us to various safety related requirements imposed by the U.S. Government, the Department of Energy, the Nuclear Regulatory Commission, and other agencies in foreign jurisdictions. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down operations, depending on their assessment of the severity of the noncompliance. In addition, new or revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures.

The Price-Anderson Act (“PPA”) promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and U.S. Department of Energy (“DOE”) contractors for liabilities arising out of nuclear incidents at power plants licensed by the Nuclear Regulatory Commission (“NRC”) and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. The Price-Anderson Act indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident or evacuation is not covered under the Price-Anderson Act’s indemnification provisions, we could be held liable for damages, regardless of fault. In addition, if such indemnification authority is not applicable in the future, for instance, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification.

We offer similar services in other jurisdictions outside the U.S. For those jurisdictions, varying levels of nuclear liability protection is provided by international treaties, and/or domestic laws, such as the Nuclear Liability and Compensation Act of Canada and the Nuclear Installations Act of the United Kingdom, insurance and/or assets of the nuclear installation operators (some of which are backed by governments) as well as under appropriate enforceable contractual indemnifications and hold-harmless provisions. These protections and indemnifications, however, may not cover all of our liability that could arise in the performance of these services.

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

From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, or breach of contract. We also may be subject to class action lawsuits, such as those involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves and distract our management from the operation of our business. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows.

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

During 2024, approximately 27% of our total net sales were to customers outside of the United States. Additionally, we also have operating facilities located in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: (a) political and economic instability and potential for social unrest; (b) the uncertainty of the ability of non-U.S. customers to finance purchases; (c) restrictions on the repatriation of funds; (d) restrictive trade policies; (e) tariff regulations; (f) difficulties in obtaining export and import licenses; (g) government financed competition; (h) changes in the local labor-relations climate; (i) economic conditions in local markets, including changes in inflation; (j) health concerns

(including COVID-19 or any of its variants); (k) complying with foreign regulatory and tax requirements that are subject to change; and (l) limitations on our ability to enforce legal rights and remedies. For example, in response to Russia’s invasion of Ukraine, the United States, along with the European Union, have imposed restrictive sanctions on Russia, Russian entities, and Russian citizens. We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Further, implementation of new tariff schemes by various governments, such as those implemented by the United States and China in recent years, could potentially increase the costs of our materials, increase our cost of production, and ultimately increase the landed cost of our products sold from one country into another country. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations.

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

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In both 2021 and 2022, the Biden administration announced, and in certain cases has enacted, several tax proposals to fund new government investments in infrastructure, healthcare, and education, among others. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, with tax provisions primarily focused on implementing a 15% minimum corporate tax on global adjusted financial statement income and a 1% excise tax on share repurchases. Certain provisions of the IRA became effective in the beginning of fiscal 2023. We have evaluated the impact of the IRA on our business and deem it to be immaterial. Further, changes in the tax laws of foreign jurisdictions where we operate could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (OECD). In December 2022, the European Union (EU) member states reached an agreement to implement the 15% minimum corporate tax component (Pillar Two) of the OECD’s tax reform initiative with certain aspects effective January 1, 2024, and other aspects effective January 1, 2025. Legislative changes to address Pillar Two are being adopted by taxing authorities in countries where we do business. Based on the Corporation’s preliminary assessments, it does not expect Pillar Two to have a material impact on its effective tax rate nor on its consolidated results of operation, financial position, and cash flows.

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

As of December 31, 2024, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $2.3 billion, which represented approximately 46% of our total assets. Our goodwill is subject to an impairment test on an annual basis, or more frequently, whenever events and circumstances indicate that goodwill may be impaired. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the difference between the purchase price and the fair value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. For example, if the financial performance of such business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our financial condition and results of operations.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2024, we had approximately $1.0 billion of debt outstanding. Our level of debt and debt servicing costs associated with that indebtedness, in part because of increases in interest rates on variable rate indebtedness under our revolving credit facility, could have significant consequences for our business. For example, our indebtedness could require us to use a substantial portion of our cash flows from operations to pay the principal and interest on our debt, thereby reducing funds available for working capital, acquisitions, dividends, capital expenditures, and other investments in our business, including investments in technology and research and development; make us vulnerable to economic downturns and increases in interest rates; limit us from obtaining additional debt; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; and place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resource than we do. In addition, most of our debt arrangements require us to maintain certain debt and interest coverage ratios and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot ensure that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness or that we could find alternative financing to replace that indebtedness.

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

The United States and other countries have levied tariffs and taxes on certain goods, such as those implemented by the United States and China in recent years. Some of our products are included in these tariffs. The imposition of new or increased tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers which we believe may reduce demand for our products in the U.S. and abroad. Media and political reactions in the affected countries could potentially exacerbate the impact on our operations in those countries. Our price increases may not be sufficient to fully offset the impact of the tariffs and result in lowering our margin on products sold. If the U.S. government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the U.S. or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business.

Global economic conditions may adversely affect our business, operating results and financial condition.

Although we currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity, global macroeconomic uncertainty, the ongoing trade disputes between the United States and China, armed conflicts around the world, such as those in Ukraine and Israel, and any conflict or threatened conflict between China and Taiwan (including the imposition of related sanctions by the United States and other countries as well as measures taken in response to such sanctions), inflationary pressures, rising interest rates, labor shortages, global supply chain disruptions, and uncertainty regarding the stability of global credit and financial markets could affect our ability to fund our operations. In addition, certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies, and other financial hardships, which could impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers and suppliers. Depending on their severity and duration, the effects and consequences of a global economic downturn could have an adverse impact on our results of operations and financial condition.

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

Future terror attacks, war (including the Russia-Ukraine war), natural disasters, climate change-related events, or other events beyond our control could adversely impact our businesses.

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions through insurance or other risk transfer mechanisms, such as our business continuity planning and disaster recovery plans, we could be adversely impacted by terror attacks, war (including the Russia-Ukraine war), natural disasters such as earthquakes, hurricanes, floods, tornadoes, ice storms, climate change-related events, or other events such as strikes by the workforce of a significant customer or supplier (e.g., the International Association of Machinists and Aerospace workers union work stoppage at Boeing). Several of our facilities, because of their locations, could be subject to catastrophic loss caused by the above mentioned natural disasters. Global climate change may aggravate natural disasters and increase severe weather events that affect our business operations. These risks could negatively impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. The insurance we maintain may be insufficient to cover our losses, and any incidents may result in loss of, or increased costs of, such insurance. In addition, while our existing disaster recovery and business continuity plans, including those relating to our information technology systems are well designed, they may not be fully responsive to, or minimize losses associated with, catastrophic events. As a result, any business disruption could negatively affect our business, operating results, or financial condition.

Pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19 may adversely impact our business, operations, and financial results.

A pandemic, including COVID-19 or other epidemic or public health emergency, together with preventative measures taken to contain or mitigate such crises, could impact our business, operations and financial condition in a variety of ways, such as: (i) impact our customers such that the demand for our products and services could change; (ii) disrupt our supply chain and impact the ability of our suppliers to provide products or services as required; (iii) disrupt our ability to sell and provide our products and services and otherwise operate effectively; (iv) increase incremental costs resulting from the adoption of preventative measures and compliance with regulatory requirements; (v) create financial hardship on customers, including by creating restrictions on their ability to pay for our products and services; and (vi) result in closures of our facilities or the facilities of our customers or suppliers. Even after a public health crisis subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, operations, and financial results. As we cannot predict the duration, scope or severity of future public health crises, the negative financial impact to our results cannot be reasonably estimated and could be material.

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

In 2024, the Company achieved its primary cybersecurity risk management objective of no material cybersecurity incidents.

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

Item 2. Properties.
Our corporate headquarters is located at a leased facility in Davidson, North Carolina. As of December 31, 2024, we had 148 facilities worldwide, consisting of 144 facilities associated with our reportable segments as well as four corporate and shared-services facilities. Approximately 86% of our facilities operate as manufacturing and engineering, metal treatment, or aerospace overhaul plants, while the remaining 14% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	7	1	5	13
Europe	9	—	—	9
Total	16	1	5	22

Leased Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	42	16	26	84
Europe	13	4	9	26
Asia	10	—	2	12
Total	65	20	37	122
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol CW. As of January 1, 2025, we had approximately 2,300 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During 2024 and 2023, the Company paid quarterly dividends as follows:

	2024	2023
Common Stock
First Quarter	$0.20	$0.19
Second Quarter	0.21	0.20
Third Quarter	0.21	0.20
Fourth Quarter	0.21	0.20

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2024, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued under equity compensation plans		Weighted-average fair value of outstanding equity-based awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	280,175	(a)	$189.80	1,449,505	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
(a)Consists of 251,273 shares issuable upon vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2024 Omnibus Incentive Plan, and 28,902 shares issuable under the Employee Stock Purchase Plan.
(b)Consists of 990,839 shares available for share-based awards under the 2024 Omnibus Incentive Plan, and 458,666 shares remaining available for issuance under the Employee Stock Purchase Plan.
Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2024.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
October 1 – October 31	13,190	$347.85	468,554	$7,971,787
November 1 – November 30	10,789	$369.67	479,343	163,983,389
December 1 – December 31	286,728	$362.16	766,071	160,140,894
For the quarter ended December 31	310,707	$361.82	766,071	$160,140,894
In November 2024, the Corporation entered into two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan will include purchases in the total amount of $60 million executed equally over the course of calendar year 2025. This written trading plan will take effect on January 2, 2025 and will cease on December 31, 2025. The second trading plan includes potential purchases in the total amount of $100 million. The Company cannot predict when or if it will purchase any shares of common stock as such plan includes a price limit where the Company would not buy shares under the Rule 10b5-1 plan. This written trading plan will take effect on January 2, 2025 and will cease on December 31, 2025. The terms of the trading plans can be found in the Corporation's Form 8-K filed with the U.S. Securities and Exchange Commission on November 19, 2024.

In December 2024, the Corporation entered into a written trading plan under Rule 10b5-1 of the Exchange Act. The Company implemented this written trading plan in connection with its previously announced share repurchase programs. The trading plan includes purchases in the total amount of $100 million. The number of shares of Company common stock to be purchased on any purchase day will be up to the maximum daily target volume allowable under Rule 10b-18 of the Exchange Act. The Corporation completed the entire $100 million of repurchases under this trading plan prior to December 31, 2024.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on our common stock during the last five fiscal years with the annual change in the cumulative total return of the S&P MidCap 400 Index and the S&P Aerospace & Defense Select Industry Index. The graph assumes an investment of $100 on December 31, 2019 and the reinvestment of all dividends paid during the following five fiscal years.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

250
200
150
100
50
2019
2020
2021
2022
2023
2024
Curtiss-Wright Corp
S&P MidCap 400 Index
S&P A&D Select Industry Index

Company / Index	2019	2020	2021	2022	2023	2024
Curtiss-Wright Corp	100	83.17	99.69	120.65	161.65	258.20
S&P MidCap 400 Index	100	113.66	141.80	123.28	143.54	163.54
S&P A&D Select Industry Index	100	106.45	109.35	104.16	129.25	159.71

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

COMPANY ORGANIZATION

Curtiss-Wright Corporation along with its subsidiaries is a global integrated business that provides highly engineered products, solutions, and services mainly to aerospace & defense markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We hold competitive positions in a majority of our key A&D and commercial end markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Through One Curtiss-Wright, we are also well positioned to continuously leverage our teams’ collaborative efforts and the strength of our combined portfolio, while also seeking to build upon crossover applications that may exist across our defense and commercial market technologies.

We manage and evaluate our operations based on the products and services we offer and the different markets we serve. Based on this approach, we operate through three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power.

Impacts of inflation, pricing, and volume

Historically, we have not been significantly impacted by inflation, with increases in raw material costs or payroll costs generally offset through lean manufacturing activities or pricing initiatives. However, in recent history, we have experienced heightened pressures in our costs of material, services, and especially labor, consistent with the overall rates of inflation in the wake of the COVID-19 pandemic. We have consistently focused on mitigating inflation through pricing and operational excellence initiatives, and generally have been able to offset these cost increases, as a portion of our contracts contain terms and conditions that enable us to pass inflationary price increases to our customers. In those cases whereby inflationary increases are not contractually stipulated, we aim to actively negotiate price increases. We have consistently made annual investments in capital that deliver efficiencies and cost savings, while continuing to focus on negotiating better contract terms, especially on long-term agreements. While the historical benefits of these efforts have generally offset the margin impact of competitive pricing conditions in the markets that we serve, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to fully offset the effects of higher costs through price increases on a timely basis.

Market Analysis and Economic Factors

Economic Factors Impacting Our Markets

Many of Curtiss-Wright’s commercial businesses are driven in large part by global economic growth, primarily led by operations in the U.S., Canada, Europe, and China. In March 2020, the World Health Organization characterized the global outbreak of COVID-19 as a pandemic, which resulted in significant disruption to travel, transportation of goods and services, and financial markets globally, and caused adverse and residual impacts to both industry supply chains and production levels. Following the events of 2020, U.S. economic activity rebounded sharply in 2021, due in part to the availability of vaccines, increased government support to rebuild the country’s infrastructure, increased U.S. consumer spending and continued low levels of unemployment. In 2021, U.S. real gross domestic product (GDP) increased at nearly 6% and at the fastest pace since 1984, led by an acceleration in industrial activity. However, the pace of year-over-year GDP growth has slowed in recent years based on high levels of inflation and rising interest rates and, as a result, it increased 1.9% in 2022 and 2.5% in 2023. In 2024, U.S. GDP is expected to grow between 2.5% and 2.8%, according to various forecasts, driven by healthy employment and income growth, strong U.S. consumer spending and easing of prior supply chain disruptions, despite the headwind of rising inflation that has only recently lessened as a result of interest rate reductions. In 2025, based on a range of forecasts, growth in the U.S. economy is expected to be at or slightly below 2024 levels, as most economists expect the U.S. Federal Reserve to implement further easing on interest rates to control inflation.

In the global environment, which is typically influenced by international trade, economic conditions, and geopolitical uncertainty, GDP had also been greatly impacted by the pandemic in 2020, before it rebounded in 2021. In 2024, global GDP is expected to grow between 2.5% and 3.0%, according to various forecasts. Global GDP is expected to grow at a similar pace in 2025, given optimism for a continued reduction in inflation, but remain below 3% for the foreseeable future, based on uncertainty regarding the long-term impacts of potentially higher tariffs and trade uncertainty, particularly in China.

Defense

Curtiss-Wright maintains a strong presence across the naval, aerospace, and ground defense markets with vast platform and program diversity, where we support over 400 platforms and 3,000 programs worldwide. Our portfolio of products and services supplies all branches of the U.S. military, where our content is on critical high-performance programs and platforms, and also supports a growing international defense business. A significant portion of our defense business operations is comprised of long-term programs and fixed-price contracts driven primarily by U.S. DoD budgets and funding levels. The Company has historically demonstrated solid growth in our defense markets, particularly when including acquisitions, and has exceeded the average growth rate of the U.S. defense budget over the past 20 years through various cycles and administrations. In addition, the Company is well-insulated from periods of U.S. defense budget flatness or trimming due to the breadth of our portfolio, unique, sole-source positions and opportunities to capitalize on work outsourced from defense primes, while we continue to expand our potential for growth in non-U.S. military spending.

We derive a portion of our revenues from the naval defense, aerospace defense, and ground defense markets, which collectively represent approximately 57% of our annual net sales. In the naval defense market, we expect continued funding for U.S. shipbuilding programs which have received strong bipartisan support from Congress. Of note, we are recognizing significant production revenues on the Ford class aircraft carrier, along with the Columbia class and Virginia class submarines, as well as development revenues on the future generation SSN(X) submarine. We have a long legacy of providing products that support nuclear propulsion systems on naval vessels. In addition, through our service centers, we are a provider of ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets. In the aerospace defense market, we expect to benefit from increased funding levels on Command, Control, Computers, Communications, Cyber, Intelligence, Surveillance, and Reconnaissance (C5ISR), electronic warfare, encryption, unmanned systems, and communications programs. As a supplier of COTS and COTS+ solutions, we continue to demonstrate that defense electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications, while also meeting the military’s size, weight, and power considerations. We are also a designer and manufacturer of high-technology data acquisition and comprehensive flight test instrumentation systems, as well as critical aircraft arresting systems equipment. In the ground defense market, we are a supplier of advanced tactical communications solutions for battlefield network management, including COTS-based rugged, small form factor communications systems, and integrated network communications management software. The modernization of the existing U.S. ground vehicle fleet is expected to recover slowly, while international demand should remain strong, particularly for our electronics stabilization systems. Through continued innovation as well as incremental research and development investments, Curtiss-Wright remains aligned with numerous high growth DoD priorities, modernization efforts and emerging technological trends, including security, cyber, hypersonics, net-centric connected battlefield and soldier survivability. In addition, Curtiss-Wright’s alignment to open systems architecture has positioned the Company to benefit from the DoD’s Modular Open Systems Approach (MOSA) mandate supporting major defense acquisition programs.

Former President Biden's FY’24 defense budget request of approximately $842 billion reflected a 3% increase over the FY’23 enacted budget. The House and Senate Appropriations committees later approved a defense budget of approximately $825 billion for FY’24. In addition, the DoD approved a $95 billion supplemental to support aid to Ukraine, Israel and Taiwan, while also providing funding to shore up the U.S. naval industrial base. Former President Biden's FY’25 Budget Request was submitted to Congress in March 2024 requesting nearly $850 billion, with an additional $58 billion expected for supplementals. The initial base budget is subject to the spending caps under the Budget Control Act (set to expire after FY25) authorizing only 1% growth from the prior year’s budget request. Key priorities in the initial request included naval shipbuilding, tactical battlefield communications, vehicle modernization, missiles and hypersonics, munitions and space, many of which provide opportunities for Curtiss-Wright. House and Senate mark-ups have been favorable thus far, and Congress has prepared the National Defense Authorization Act (NDAA) policy bill that is in-line with the aforementioned caps but includes funds for an additional Virginia-class submarine that was removed from former President Biden’s budget. In addition, the U.S. government began its October 1 fiscal year under yet another continuing resolution (CR), which has yet to be resolved. As such, the potential remains for a shutdown at the expiration of the CR, or implementation of a sequester if not passed by April 30th, which would mandate a 1% cut to defense spending.

Looking ahead, the DoD's future year defense plan (FYDP) forecasts spending at an approximately 2% CAGR through FY29, covering longer-term spending priorities aimed at improving the defense industrial base and national security, modernization, and countering China as the “pacing challenge” in the global environment.

Beyond the U.S., we have seen a renewed, global focus on defense spending in light of Russia’s invasion of Ukraine and the continued threat from China. International markets represent a growing portion of overall sales for defense prime contractors, creating additional growth opportunities for Curtiss-Wright as NATO countries throughout Europe commit to ramping up their spending to 2% or more of annual GDP, with nearly 70% thus far announcing their intentions to meet those spending levels. As a result, and including recent acquisitions, Curtiss-Wright’s total direct foreign military sales represent approximately 9% of the Corporation’s total revenues.

Commercial Aerospace

Curtiss-Wright derives revenue from the global commercial aerospace market, principally to the commercial jet market, and to a lesser extent the regional jet, business jet, and commercial helicopter markets. Our primary focus is OEM products and services for commercial jets, which represent approximately 90% of our sales in this market, and are highly dependent on new aircraft production from our primary customers, Boeing and Airbus. We have significant content on the majority of the commercial aircraft programs, including both narrow-body and wide-body aircraft. Currently, approximately 60% of our sales in this market are linked to the narrow-body market. We provide a combination of critical equipment, including flight controls, actuation, high-temperature and high accuracy sensors, and other sophisticated electronics, as well as shot and laser peening and coatings services utilized on highly stressed components of turbine engine fan blades and aircraft structures. Curtiss-Wright’s exposure continues to grow following wins on critical Airbus platforms to expand the reach of our electromechanical actuation business and pursuits to provide high temperature engine solutions.

Passenger travel and freight logistics, along with the demand for and delivery of new aircraft to replace the existing, aging fleet, are the key drivers in the commercial aerospace market. The prolonged production up-cycle experienced in the prior decade was driven by increases in production by Boeing and Airbus on both legacy and new aircraft, particularly narrow-body aircraft.

Additionally, sustained low oil prices contributed to declining fuel prices, which in turn led to cheaper airfares for consumers and increased passenger growth.

In 2020, the onset of the COVID-19 pandemic abruptly halted the industry’s growth as fewer passengers traveled, and business operations were disrupted globally, stunting the production of new aircraft as well as the maintenance of existing aircraft well into 2021. Beginning in 2022, the industry experienced a strong rebound in global passenger growth, benefiting from the propensity for the general public to travel by air, decisions by most governments to lift COVID-19 travel restrictions, and the continued availability and implementation of vaccines. According to industry reports, global travel demand reached a record high in 2024 and fully recovered to pre-pandemic levels, though high levels of inflation and higher oil prices remain watch items for the commercial aero industry going forward.

While we closely monitor these industry metrics, our success and future growth in the commercial aerospace market is primarily tied to the growth in aircraft production rates (e.g., Boeing 737 and 787, Airbus A320 and A350), the timing of our order placement, and continued partnering with aerospace OEMs on both the current fleet and the next-generation of single aisle programs and engines, as well as emerging opportunities to support more fuel efficient and all-electric aircraft. Overall, we expect the secular trends of electrification and decarbonization, along with tremendous customer backlog, to support a long-term ramp up in commercial aerospace production.

Power & Process

In the power market, Curtiss-Wright is a global supplier of nuclear reactor technologies. We derive sales from the commercial nuclear power generation market, whereby we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, enterprise resource planning, plant process controls, and coating services. We provide equipment and services to both the aftermarket and new build markets, and have content on every reactor operating in the U.S. today. Additionally, we are executing initiatives to leverage our capabilities into the broader conventional power generation market, capitalizing on advances in digital instrumentation and control systems, as well as next-generation Small Modular Reactors (SMRs) and Advanced Reactor designs which have the potential to bring transformational growth to the nuclear industry.

There are a number of global forces driving a resurgence in nuclear power, as it is becoming more widely accepted as a critical source to meet rising future energy demand and decarbonization commitments, benefiting both the energy and process industries. Within the U.S., nuclear power has both strong public and bi-partisan government support, which is driving legislation to decarbonize the existing energy infrastructure and create clean, reliable, and affordable energy. In addition, following the Russian invasion of Ukraine and the disruption it has caused to European energy markets, nuclear power is being seen as a pathway towards energy independence and an opportunity to break free from Russian natural gas and oil.

According to the Nuclear Regulatory Commission (NRC), nuclear power comprises approximately 20% of all electric power produced in the U.S. today, with 94 reactors (including both Vogtle 3 and 4 AP1000 reactors) operating across 54 nuclear power plants in 28 states. Our growth opportunities for aftermarket products and services are driven by plant aging, plant closures, requirements for planned outages, plant life extensions (from the end of their original 40-year operating lives to 60-year and now 80-year lives via subsequent license renewals), the levying of regulatory requirements, suppliers abandoning the commercial nuclear market, and plants seeking technology and innovation advances, such as digitalization, that further enable plant modernization.

The U.S. market continues to experience strong bipartisan support for nuclear power, with significant investments through the Civil Nuclear Credit Program (part of the Infrastructure Bill) and nuclear power production tax credits (provided by the Inflation Reduction Act) focused on helping to preserve the existing U.S. reactor fleet. As a result, we have experienced and continue to expect increased opportunities for our vast portfolio of advanced nuclear technologies to aid safety, extend the reliability and ensure the ongoing viability of U.S. nuclear plants. Outside of the U.S. market, as international plants age, we foresee numerous opportunities to help solve operators’ needs to prevent obsolescence through plant safety and technology upgrades, plant life extensions, and upgrades of computer systems, and we continue to build upon our relationships throughout Canada, Europe and South Korea, among others.

We also play a significant role in the new build market for the Generation III+ Westinghouse AP1000 reactor design, for which we are a supplier of reactor coolant pumps, as well as a variety of ancillary plant products and services. On a global basis, nuclear plant construction remains active. According to the World Nuclear Association, there are approximately 65 new reactors under construction in 15 countries, with another 85 planned and more than 300 proposed over the next several decades. We continue to expect to play a role in new build nuclear plant construction, and remain aligned with Westinghouse in their pursuits. Long-term growth in this market will be driven by new AP1000 orders, with the potential for 20 to 25 reactors to be built in Central and Eastern Europe, presenting a tremendous opportunity for long-term growth as both Poland and Bulgaria are expected to begin production before the end of the decade. We also continue to seek opportunities in the U.S., China and India.

Backed by strong funding and legislative support, the U.S. Department of Energy has allocated $3.2 billion for advanced nuclear through its Advanced Reactor Demonstration Program (ARDP) to accelerate the development and demonstration of SMRs and advanced reactors through cost-shared partnerships with U.S. industry. The industry is also benefiting from an influx of investment from major technology companies including Amazon, Microsoft and Google to support electricity production to power data centers. We continue to grow our exposure in this market, and are actively engaged with all major 300MW+ reactor designers to develop partnerships and secure content for the design and development of critical systems and equipment expected to be deployed globally. According to a 2022 Nuclear Energy Institute (NEI) survey, its member utilities see a role for more than 90 gigawatts of nuclear power in support of their decarbonization goals, which translates to the potential for 300 new SMRs by 2050, and represents only a fraction of the potential global demand for these technologies. We anticipate SMR development and prototypes will begin to shift to production orders by the end of this decade, before reaching a steady-state of production by the middle of the next decade, providing a tremendous long-term growth opportunity.

In the process market, we service the oil and gas, chemical, and petrochemical industries through severe-service pump and valve products, and surface treatment services, in which the majority of our sales are to the downstream markets. We maintain a global maintenance, repair, and overhaul (MRO) business for our pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at or near full capacity. We produce severe service, operation-critical valves for the power and process industries. Since the pandemic, oil prices have improved and generally stabilized, spurring both increased MRO spending and turnaround activity particularly for industrial valves, and some CapEx-driven project opportunities, as oil & gas companies reinvest to meet rising demand and depleted reserves. Global supply has stabilized since the onset of the Ukrainian/Russian war, as industry worked to preserve and increase capacity for non-Russian alternatives. Sales in these industries are driven by global supply and demand, crude oil prices, industry regulations, and the natural gas market, with growth rates in this market closely linked to global GDP. Over the long run, we believe improved economic conditions and continued global expansion will be key drivers for future growth of our severe service and operation-critical valves serving the process industry.

Aside from our traditional valves offering, the Company is also advancing several subsea pumping development initiatives, working with industry leaders, to meet the growing demand for more reliable pumping systems in deep sea drilling and off-shore production facilities. We have leveraged our legacy expertise in naval defense pump technology to crossover into this adjacent market and anticipate significant production orders to begin materializing by the middle of the next decade.

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

In the long term, the global drive towards electrification and electronification, new government regulations for emissions (expected to go into effect in 2027), investment in green technology, and advancements in robotics and automation, along with consistent new product introductions will provide steady growth opportunities for Curtiss-Wright’s technologies serving this market.

RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Corporation for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is contained in our 2023 Annual Report on Form 10-K, filed with the SEC on February 20, 2024.

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

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2024	2023	2024 vs. 2023

Sales:
Aerospace & Industrial	$932,133	$887,228	5%
Defense Electronics	910,706	815,912	12%
Naval & Power	1,278,350	1,142,233	12%
Total sales	$3,121,189	$2,845,373	10%

Operating income:
Aerospace & Industrial	$148,023	$145,278	2%
Defense Electronics	224,739	191,775	17%
Naval & Power	199,663	189,227	6%
Corporate and eliminations	(43,828)	(41,678)	(5)%
Total operating income	$528,597	$484,602	9%

Interest expense	44,869	51,393	13%
Other income, net	38,328	29,861	28%

Earnings before income taxes	522,056	463,070	13%
Provision for income taxes	(117,078)	(108,561)	(8)%
Net earnings	$404,978	$354,509	14%

New orders	$3,696,442	$3,090,029	20%
Backlog	$3,447,293	$2,873,243	20%

Components of sales and operating income growth (decrease):

	2024 vs. 2023
	Sales	Operating Income
Organic	9%	12%
Acquisitions	—%	—%
Restructuring	—%	(3)%
Foreign currency	1%	—%
Total	10%	9%

Sales for the year increased $276 million, or 10%, to $3,121 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $45 million, $95 million, and $136 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income for the year increased $44 million, or 9%, to $529 million, while operating margin decreased 10 basis points compared with 2023. In the Defense Electronics segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher A&D sales. In the Aerospace & Industrial segment, operating income increased while operating margin decreased, as favorable overhead absorption on higher sales was partially offset by current period restructuring costs and higher investment in research and development. Operating income in the Naval & Power segment increased while operating margin decreased, as favorable overhead absorption on higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition were partially offset by an unfavorable naval contract adjustment and unfavorable product mix.

Non-segment operating expense for the year increased $2 million, or 5%, to $44 million, primarily due to higher corporate costs in the current period.

Interest expense for the year decreased $7 million, or 13%, to $45 million, primarily due to lower borrowings under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”) as well as the repayment of our 2013 Notes in February 2023.

Other income, net for the year increased $8 million, or 28%, to $38 million, primarily due to higher interest income in the current period.

The effective tax rate of 22.4% for the year ended December 31, 2023, decreased as compared to an effective tax rate of 23.4% in the prior year period, primarily due to the benefits of a legal entity restructuring as well as lower provisional tax expense associated with foreign withholding taxes.

New orders increased $606 million, or 20%, from the prior year period to $3,696 million, primarily due to an increase in naval defense orders supporting aircraft carrier and submarine programs in the Naval & Power segment. New orders also benefited from an increase in orders for avionics and embedded computing equipment in the Defense Electronics segment as well as increase in orders for surface treatment services within our A&D markets in the Aerospace & Industrial segment. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

Comprehensive income (loss)

Pension and postretirement adjustments within comprehensive income during the year ended December 31, 2024 were a $14 million gain, compared to a $8 million gain for the prior year period. The gain in the current period was primarily attributed to increases in the discount rate. The gain in the prior period was primarily attributed to higher asset returns, partially offset by decreases in the discount rate.

Foreign currency translation adjustments during the year ended December 31, 2024 resulted in a comprehensive loss of $44 million, compared to a comprehensive gain of $38 million in the comparable prior period. The comprehensive loss in the current period was primarily attributed to decreases in the British Pound and Canadian Dollar, while the comprehensive gain in the prior year period was primarily attributed to increases in the British Pound.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets and, to a lesser extent, the defense markets.

The following tables summarize sales, operating income and margin, new orders, and backlog within the Aerospace & Industrial segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2024	2023		2024 vs. 2023

Sales	$932,133	$887,228		5%
Operating income	148,023	145,278		2%
Operating margin	15.9%	16.4%	(50	bps)
New orders	$982,395	$895,332		10%
Backlog	$434,455	$387,248		12%
Components of sales and operating income growth (decrease):

	2024 vs. 2023
	Sales	Operating Income
Organic	5%	8%
Restructuring	—%	(7)%
Foreign currency	—%	1%
Total	5%	2%

Sales increased $45 million, or 5%, to $932 million, from the comparable prior year period primarily due to higher sales in the commercial aerospace and aerospace defense markets. In the commercial aerospace market, sales increased $43 million primarily due to higher OEM sales of sensors and actuation products, as well as surface treatment services, on narrowbody and widebody platforms. The aerospace defense market benefited from sales increases of $15 million primarily due to higher actuation development and production on various fighter jet programs. These increases were partially offset by lower sales of $18 million in the general industrial market, primarily due to lower sales of industrial vehicle products to off-highway vehicle platforms.

Operating income increased $3 million, or 2%, to $148 million from the comparable prior year period, while operating margin decreased 50 basis points to 15.9%, as favorable overhead absorption on higher sales was partially offset by current period restructuring costs and higher investment in research and development.

New orders increased $87 million as compared to the prior year, primarily due to an increase in orders for surface treatment services within our A&D markets.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

The following tables summarize sales, operating income and margin, new orders, and backlog within the Defense Electronics segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2024	2023		2024 vs. 2023

Sales	$910,706	$815,912		12%
Operating income	224,739	191,775		17%
Operating margin	24.7%	23.5%	120	bps
New orders	$1,056,388	$936,329		13%
Backlog	$986,899	$886,317		11%

Components of sales and operating income growth (decrease):

	2024 vs. 2023
	Sales	Operating Income
Organic	12%	18%
Restructuring	—%	(1)%
Foreign currency	—%	—%
Total	12%	17%

Sales increased $95 million, or 12%, to $911 million, from the comparable prior year period. In the ground defense market, sales increased $47 million primarily due to higher demand for tactical battlefield communications equipment. Sales in the aerospace defense market increased $42 million primarily due to higher demand for embedded computing equipment on various helicopter and fighter jet programs. In the commercial aerospace market, sales benefited $10 million primarily from higher OEM demand for avionics and electronics on various platforms.

Operating income increased $33 million, or 17%, to $225 million compared with the same period in 2023, and operating margin increased 120 basis points to 24.7%, primarily due to favorable overhead absorption on higher A&D sales.

New orders increased $120 million as compared to the prior year, primarily due to an increase in orders for avionics and embedded computing equipment.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

The following tables summarize sales, operating income and margin, new orders, and backlog within the Naval & Power segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2024	2023		2024 vs. 2023

Sales	$1,278,350	$1,142,233		12%
Operating income	199,663	189,227		6%
Operating margin	15.6%	16.6%	(100	bps)
New orders	$1,657,659	$1,258,368		32%
Backlog	$2,025,939	$1,599,678		27%

Components of sales and operating income growth (decrease):

	2024 vs. 2023
	Sales	Operating Income
Organic	11%	5%
Acquisitions	1%	—%
Foreign currency	—%	1%
Total	12%	6%

Sales increased $136 million, or 12%, to $1,278 million, from the comparable prior year period. In the naval defense market, sales increased $95 million primarily due to higher demand and timing of sales on various submarine programs, as well as higher foreign military sales. Sales in the power & process market increased $33 million primarily due to higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in North America, partially offset by the wind-down on the China Direct AP1000 program. In the aerospace defense market, sales increased $7 million primarily due to higher demand for arresting systems equipment supporting various domestic customers.

Operating income increased $10 million, or 6%, to $200 million, while operating margin decreased 100 basis points to 15.6%, as favorable overhead absorption on higher sales as well as the absence of first year purchase accounting costs from our arresting systems acquisition were partially offset by an unfavorable naval contract adjustment and unfavorable product mix.

New orders increased $399 million as compared to the prior year, primarily due to an increase in naval defense orders supporting aircraft carrier and submarine programs.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market and Customer Type

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2024	2023	2024 vs. 2023

Aerospace & Defense markets:
Aerospace Defense	$616,590	$551,622	12%
Ground Defense	353,326	308,008	15%
Naval Defense	821,898	720,013	14%
Commercial Aerospace	378,086	324,949	16%
Total Aerospace & Defense	$2,169,900	$1,904,592	14%

Commercial markets:
Power & Process	540,788	509,998	6%
General Industrial	410,501	430,783	(5)%
Total Commercial	$951,289	$940,781	1%

Total Curtiss-Wright	$3,121,189	$2,845,373	10%

Aerospace & Defense Markets
Sales increased $265 million, or 14%, to $2,170 million, as compared to the prior year period, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for both arresting systems equipment supporting various domestic customers as well as embedded computing equipment on various helicopter and fighter jet programs. Sales in the ground defense market increased primarily due to higher demand for tactical battlefield communications equipment. Sales increases in the naval defense market were primarily due to higher demand and timing of sales on various submarine programs as well as higher foreign military sales. Sales in the commercial aerospace market primarily benefited from higher demand for OEM sensors and actuation products, surface treatment services on narrowbody and widebody platforms, as well as avionics equipment on various platforms.

Commercial Markets
Commercial sales increased $11 million, or 1%, to $951 million. Sales in the power & process market primarily benefited from higher commercial nuclear aftermarket sales supporting the maintenance of operating reactors in North America, partially offset by the wind-down on the China Direct AP1000 program. The general industrial market was negatively impacted by lower sales of industrial vehicle products to off-highway vehicle platforms.

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

Consolidated Statement of Cash Flows

	Year ended December 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$544,275	$448,089
Investing activities	(283,309)	(35,519)
Financing activities	(271,493)	(273,403)
Effect of exchange rates	(11,298)	10,726
Net increase (decrease) in cash and cash equivalents	$(21,825)	$149,893

Operating Activities

Cash provided by operating activities increased $96 million to $544 million from the comparable prior year period, primarily due to higher net earnings and improved working capital.

Investing Activities

Capital Expenditures

Our capital expenditures were $61 million and $45 million for 2024 and 2023, respectively, primarily due to higher capital spending in the Defense Electronics and Naval & Power segments during the current period.

Divestitures

No material divestitures took place during 2024 or 2023.

Acquisitions

In 2024, we acquired two businesses for $226 million. In 2023, we did not complete any acquisitions.

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

Financing Activities

Debt Issuances and Repayments

In February 2023, we repaid $203 million of the 2013 Notes that matured on February 26, 2023.

Revolving Credit Agreement

As of December 31, 2024, we had no borrowings outstanding under the Credit Agreement and $21 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of December 31, 2024 was $729 million, which could be borrowed in full without violating any of our debt covenants. As of December 31, 2023, we had no borrowings outstanding under the Credit Agreement.

Repurchase of Common Stock

During 2024, the Company repurchased approximately 766,000 shares of its common stock for $250 million. In 2023, the Company repurchased approximately 270,000 shares of its common stock for $50 million.

Dividends

The Company made dividend payments of $32 million and $30 million in 2024 and 2023, respectively.

Capital Resources

Cash in U.S. and Foreign Jurisdictions

	As of December 31,
(In thousands)	2024	2023
United States of America	$178,558	$230,298
United Kingdom	72,138	72,342
Canada	47,336	35,736
European Union	29,084	22,950
China	26,021	18,967
Other foreign countries	31,905	26,574
Total cash and cash equivalents	$385,042	$406,867

Cash and cash equivalents as of December 31, 2024 and December 31, 2023 were $385 million and $407 million, respectively. The decrease in cash held by U.S. subsidiaries during 2024 as compared to 2023 was primarily due to acquisition activity during the current period. The increase in cash held by foreign subsidiaries during 2024 as compared to 2023 was primarily due to lower foreign cash repatriation during the current period. There are no legal or economic restrictions on the ability of any of our subsidiaries to transfer funds, absent certain regulatory approvals in China, where approximately $26 million of our foreign cash resides.

Cash Utilization

Management continually evaluates cash utilization alternatives, including share repurchases, acquisitions, and increased dividends, to determine the most beneficial use of available capital resources. We believe that our cash and cash equivalents, cash flow from operations, available borrowings under the credit facility, and ability to raise additional capital through the credit markets are sufficient to meet both the short-term and long-term capital needs of the organization.

Debt Compliance

As of December 31, 2024, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2024, we had the ability to incur total additional indebtedness of $2.5 billion without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $75 million to $85 million and expected dividend payments of approximately $32 million in 2025. There can be no assurance, however, that we will continue to generate cash from operations at the current level, or that these projections will remain constant throughout 2025. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, available borrowings under the credit facility, and ability to raise additional capital through the credit markets are sufficient to meet both the short-term and long-term capital needs of the organization.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2024:

(In thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Debt Principal Repayments	$1,047,500	$90,000	$200,000	$—	$157,500	$—	$600,000
Operating Leases	211,201	36,768	32,759	27,549	24,529	19,725	69,871
Interest Payments on Fixed Rate Debt	223,015	40,235	37,441	29,503	27,251	23,070	65,515
Total	$1,481,716	$167,003	$270,200	$57,052	$209,280	$42,795	$735,386

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of December 31, 2024, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Letters of Credit (1)	$21,003	$10,710	$4,075	$6,131	$—	$—	$87

(1) Amounts exclude bank guarantees of approximately $15.0 million.

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

Performance obligations are satisfied either at a point-in-time or on an over-time basis. Contracts that qualify for over-time revenue recognition are generally associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications and generally span between 2-5 years in duration. Revenue recognized on an over-time basis for the year ended December 31, 2024 accounted for approximately 49% of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Application of an over-time revenue recognition method requires the use of reasonable and dependable estimates of future material, labor, and overhead costs that will be incurred as well as a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based on industry knowledge and experience of our engineers, project managers, and financial staff. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. During the years ended December 31, 2024, 2023, and 2022, there were no significant changes in estimated contract costs.

If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery. Revenue recognized at a point-in-time for the year ended December 31, 2024 accounted for approximately 51% of total net sales.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2024, and the annual periodic costs for 2025, was increased from 4.86% to 5.55% for the Curtiss-Wright Pension Plan, and from 4.79% to 5.46% for the nonqualified benefit plan, to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates for past service liabilities and service cost by utilizing a select bond yield curve developed by our actuaries, which is based on the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment. The discount rate changes contributed to an decrease in the benefit obligation of $41 million in the CW plans.

The rate of compensation increase for base pay in the pension plans remained unchanged at a weighted average of 3.39% for the current period, based upon a graded scale of 4.1% to 2.9% that decrements as pay increases, which reflects the experience over past years and the Company’s expectation of future salary increases. We also retained our mortality assumptions from prior year for the CW Pension plan by adopting a 50/50 blend of the Pri-2012 Aggregate and White Collar tables published by the Society of Actuaries in October 2019, while retaining the White Collar table for the nonqualified plan. We also retained the MP-2021 projected mortality scale published in October 2021, with no pandemic adjustments.

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. Based on a review of market trends, actual returns on plan assets, and other factors, the Company’s expected long-term rate of return on plan assets was increased to 7.25% as of December 31, 2024, which will be utilized for determining 2025 pension cost. An expected long-term rate of return of 6.75% was used for determining 2024 expense, with 6.50% used for 2023 pension expense.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan increased by $36 million in 2024, primarily driven by a higher discount rate in 2024.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2024 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase/(Decrease) in Expense
Discount rate	(0.25)%	$14,790	($297)
Expected return on assets	(0.25)%	—	$2,279

See Note 16 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

Goodwill

We have $1.7 billion in goodwill as of December 31, 2024. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

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

Actual results may differ from those estimates. When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of October 31, 2024, we determined that there was no impairment of goodwill and that all reporting units’ estimated fair values were substantially in excess of their carrying amounts.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in interest rates and foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2024. We do not use such instruments for trading or other speculative purposes.

Interest Rates

The market risk for a change in interest rates relates primarily to our debt obligations. Our fixed rate interest exposure was 100% as of December 31, 2024 and December 31, 2023. As of December 31, 2024, a change in interest rates of 1% would not have a material impact on consolidated interest expense. Information regarding our Senior Notes and Revolving Credit Agreement is contained in Note 13 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

Although the majority of our business is transacted in U.S. dollars, we do have market risk exposure to changes in foreign currency exchange rates, primarily as it relates to the value of the U.S. dollar versus the British Pound, Canadian dollar, and Euro. Any significant change against the U.S. dollar in the value of the currencies of those countries in which we do business could have an effect on our business, financial condition, and results of operations. If foreign exchange rates were to collectively weaken or strengthen against the U.S. dollar by 10%, net earnings would have decreased or increased, respectively, by approximately $18 million as it relates exclusively to foreign currency exchange rate exposures.

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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2024	2023	2022

Net sales
Product sales	$2,639,953	$2,389,711	$2,135,882
Service sales	481,236	455,662	421,143
Total net sales	3,121,189	2,845,373	2,557,025

Cost of sales
Cost of product sales	1,690,574	1,507,480	1,348,569
Cost of service sales	277,066	270,715	253,847
Total cost of sales	1,967,640	1,778,195	1,602,416
Gross profit	1,153,549	1,067,178	954,609

Research and development expenses	91,647	85,764	80,836
Selling expenses	145,360	137,088	121,586
General and administrative expenses	373,497	359,724	324,093
Loss on divestiture	—	—	4,651
Restructuring expenses	14,448	—	—
Operating income	528,597	484,602	423,443
Interest expense	44,869	51,393	46,980
Other income, net	38,328	29,861	12,732
Earnings before income taxes	522,056	463,070	389,195
Provision for income taxes	(117,078)	(108,561)	(94,847)
Net earnings	$404,978	$354,509	$294,348

Basic earnings per share	$10.61	$9.26	$7.67
Diluted earnings per share	$10.55	$9.20	$7.62

Dividends per share	$0.83	$0.79	$0.75

Weighted average shares outstanding:
Basic	38,153	38,283	38,386
Diluted	38,373	38,529	38,649
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2024	2023	2022

Net earnings	$404,978	$354,509	$294,348
Other comprehensive income
Foreign currency translation, net of tax (1)	(43,905)	37,519	(61,241)
Pension and postretirement adjustments, net of tax (2)	13,903	8,174	(7,210)
Other comprehensive income (loss), net of tax	(30,002)	45,693	(68,451)
Comprehensive income	$374,976	$400,202	$225,897
(1)The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for 2024, 2023, and 2022 was immaterial.

(2)The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for 2024, 2023, and 2022 was immaterial.
See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share data)	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$385,042	$406,867
Receivables, net	835,037	732,678
Inventories, net	541,442	510,033
Other current assets	88,073	67,502
Total current assets	1,849,594	1,717,080
Property, plant, and equipment, net	339,118	332,796
Goodwill	1,675,718	1,558,826
Other intangible assets, net	596,831	557,612
Operating lease right-of-use assets, net	169,350	141,435
Prepaid pension asset	299,130	261,869
Other assets	55,963	51,351
Total assets	$4,985,704	$4,620,969
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$90,000	$—
Accounts payable	247,185	243,833
Accrued expenses	219,054	188,039
Deferred revenue	459,421	303,872
Other current liabilities	80,288	70,800
Total current liabilities	1,095,948	806,544
Long-term debt	958,949	1,050,362
Deferred tax liabilities	140,659	132,319
Accrued pension and other postretirement benefit costs	67,413	66,875
Long-term operating lease liability	148,175	118,611
Other liabilities	124,761	117,845
Total liabilities	2,535,905	2,292,556
Contingencies and Commitments (Notes 9, 13, and 18)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 100,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 49,187,378 shares issued as of December 31, 2024 and December 31, 2023; outstanding shares were 37,650,645 as of December 31, 2024 and 38,202,754 as of December 31, 2023	49,187	49,187
Additional paid in capital	147,940	140,182
Retained earnings	3,861,073	3,487,751
Accumulated other comprehensive loss	(243,225)	(213,223)
Common treasury stock, at cost (11,536,733 shares as of December 31, 2024 and 10,984,624 shares as of December 31, 2023)	(1,365,176)	(1,135,484)
Total stockholders' equity	2,449,799	2,328,413
Total liabilities and stockholders’ equity	$4,985,704	$4,620,969

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net earnings	$404,978	$354,509	$294,348
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	107,667	116,172	112,027
Loss on divestiture	—	—	4,651
Gain on sale/disposal of long-lived assets	(10)	(2,883)	(4,671)
Deferred income taxes	(11,822)	2,908	(23,635)
Share-based compensation	18,888	16,803	15,384
Non-cash restructuring charges	4,274	—	—
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Receivables, net	(88,808)	(2,394)	(75,955)
Inventories, net	(34,500)	(21,568)	(62,562)
Accounts payable and accrued expenses	16,024	(15,779)	98,340
Deferred revenue	144,269	47,914	(17,646)
Pension and postretirement liabilities, net	(18,880)	(18,307)	(15,049)
Other current and long-term assets and liabilities	2,195	(29,286)	(30,456)
Net cash provided by operating activities	544,275	448,089	294,776
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	3,206	9,147	9,841
Purchases of investments	—	—	(10,000)
Additions to property, plant, and equipment	(60,974)	(44,666)	(38,217)
Acquisition of businesses, net of cash acquired	(225,541)	—	(282,429)
Additional consideration paid on prior year acquisitions	—	—	(5,062)
Net cash used for investing activities	(283,309)	(35,519)	(325,867)
Cash flows from financing activities:
Borrowings under revolving credit facilities	21,309	638,116	1,697,647
Payment of revolving credit facilities	(21,309)	(638,116)	(1,791,547)
Borrowings of debt	—	—	300,000
Principal payments on debt	—	(202,500)	—
Repurchases of company stock	(250,000)	(50,141)	(56,870)
Proceeds from share-based compensation plans	11,345	10,584	9,997
Dividends paid	(31,656)	(30,249)	(28,779)
Other	(1,182)	(1,097)	(1,020)
Net cash provided by (used for) financing activities	(271,493)	(273,403)	129,428
Effect of exchange-rate changes on cash	(11,298)	10,726	(12,367)
Net increase (decrease) in cash and cash equivalents	(21,825)	149,893	85,970
Cash and cash equivalents at beginning of year	406,867	256,974	171,004
Cash and cash equivalents at end of year	385,042	406,867	256,974

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2022	$49,187	$127,104	$2,897,922	$(190,465)	$(1,068,163)
Net earnings	—	—	294,348	—	—
Other comprehensive loss, net of tax	—	—	—	(68,451)	—
Dividends paid	—	—	(28,779)	—	—
Restricted stock	—	(8,523)	—	—	8,523
Employee stock purchase plan	—	1,273	—	—	8,724
Share-based compensation	—	15,205	—	—	179
Repurchase of common stock (1)	—	—	—	—	(56,870)
Other	—	(506)	—	—	506
December 31, 2022	$49,187	$134,553	$3,163,491	$(258,916)	$(1,107,101)
Net earnings	—	—	354,509	—	—
Other comprehensive income, net of tax	—	—	—	45,693	—
Dividends paid	—	—	(30,249)	—	—
Restricted stock	—	(13,878)	—	—	13,878
Employee stock purchase plan	—	3,312	—	—	7,272
Share-based compensation	—	16,456	—	—	347
Repurchase of common stock (1)	—	—	—	—	(50,141)
Other	—	(261)	—	—	261
December 31, 2023	$49,187	$140,182	$3,487,751	$(213,223)	$(1,135,484)
Net earnings	—	—	404,978	—	—
Other comprehensive loss, net of tax	—	—	—	(30,002)	—
Dividends paid	—	—	(31,656)	—	—
Restricted stock	—	(13,944)	—	—	13,944
Employee stock purchase plan	—	5,714	—	—	5,631
Share-based compensation	—	18,644	—	—	244
Repurchase of common stock (1)	—	—	—	—	(251,977)
Other	—	(2,656)	—	—	2,466
December 31, 2024	$49,187	$147,940	$3,861,073	$(243,225)	$(1,365,176)
(1) For the years ended December 31, 2024, 2023, and 2022, the Corporation repurchased approximately 766,000, 270,000, and 390,000 shares of its common stock, respectively.
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

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2024, 2023, and 2022.

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

Recently Issued Accounting Standards

Recently issued accounting standards adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant reportable segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the Corporation's measure of segment profit or loss. ASU 2023-07 also requires that all disclosures around segment profit or loss and assets be provided on both an annual and interim basis. The Company adopted this standard as of December 31, 2024 and included revised disclosures within Note 17 of the Consolidated Financial Statements.

Recently issued accounting standards to be adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

In December 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain income statement line items in the notes to the financial statements. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation's consolidated financial position, results or operations, or cash flows. There were no significant changes in estimated contract costs during 2024, 2023, or 2022. If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31,
	2024	2023	2022
Over-time	49%	47%	51%
Point-in-time	51%	53%	49%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $3.4 billion as of December 31, 2024, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type
	Year Ended December 31,
(In thousands)	2024	2023	2022
Aerospace & Defense
Aerospace Defense	$616,590	$551,622	$479,743
Ground Defense	353,326	308,008	219,739
Naval Defense	821,898	720,013	694,015
Commercial Aerospace	378,086	324,949	276,519
Total Aerospace & Defense Customers	$2,169,900	$1,904,592	$1,670,016

Commercial
Power & Process	$540,788	$509,998	$472,300
General Industrial	410,501	430,783	414,709
Total Commercial Customers	$951,289	$940,781	$887,009

Total	$3,121,189	$2,845,373	$2,557,025

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenues recognized for the years ended December 31, 2024, 2023, and 2022 included in the contract liabilities balance at the beginning of the respective years were approximately $230 million, $195 million, and $219 million, respectively. Changes in contract assets and contract liabilities as of December 31, 2024 were not materially impacted by any other factors. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Consolidated Balance Sheet.

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

For the year ended December 31, 2024, the Corporation acquired two businesses for an aggregate purchase price of $226 million, net of cash acquired. Such acquisitions contributed $8 million of total net sales and $1 million of net losses for the year ended December 31, 2024 which are included in the Consolidated Statement of Earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated:

(In thousands)	2024
Accounts receivable	$23,855
Inventory	5,789
Other current and non-current assets	8,876
Property, plant and equipment	4,106
Intangible assets	98,967
Operating lease right-of-use assets, net	1,858
Current and non-current liabilities	(22,973)
Deferred revenue	(12,969)
Deferred income taxes	(14,121)
Net tangible and intangible assets	93,388
Goodwill	132,153
Total purchase price	$225,541

Goodwill deductible for tax purposes	$—

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

Ultra Nuclear Limited and Weed Instrument Co., Inc. (Ultra Energy)

On December 31, 2024, the Corporation completed the acquisition of Ultra Energy, a subsidiary of Ultra Electronics, for $192 million in cash, net of cash acquired. The acquired business, which operates in the Naval & Power segment, is a designer and manufacturer of reactor protection systems, neutron monitoring systems, radiation monitoring systems, and temperature and pressure sensors. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

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
The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 57% and 56% of total net sales in 2024 and 2023, respectively. Total receivables due from government sources (primarily the U.S Government) were $561.9 million and $482.5 million as of December 31, 2024 and 2023, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $319.0 million and $266.9 million as of December 31, 2024 and 2023, respectively.
The composition of receivables as of December 31 is as follows:

(In thousands)	2024	2023
Billed receivables:
Trade and other receivables	$479,837	$427,830
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed, net of progress payments	359,402	308,874
Less: Allowance for doubtful accounts	(4,202)	(4,026)
Receivables, net	$835,037	$732,678

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
The composition of inventories as of December 31 is as follows:

(In thousands)	2024	2023
Raw materials	$262,365	$239,313
Work-in-process	108,088	103,750
Finished goods	134,624	126,174
Inventoried costs related to U.S. Government and other long-term contracts, net of progress payments	36,365	40,796
Inventories, net	$541,442	$510,033

6. PROPERTY, PLANT, AND EQUIPMENT
The composition of property, plant, and equipment as of December 31 is as follows:

(In thousands)	2024	2023
Land	$15,774	$16,173
Buildings and improvements	251,228	253,408
Machinery, equipment, and other	927,964	905,409
Property, plant, and equipment, at cost	1,194,966	1,174,990
Less: Accumulated depreciation	(855,848)	(842,194)
Property, plant, and equipment, net	$339,118	$332,796

Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $50 million, $51 million, and $51 million, respectively.

7. GOODWILL
The changes in the carrying amount of goodwill for 2024 and 2023 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2022	$321,550	$702,786	$520,299	$1,544,635
Foreign currency translation adjustment	3,581	7,592	3,018	14,191
December 31, 2023	$325,131	$710,378	$523,317	$1,558,826
Acquisitions	—	—	132,153	132,153
Foreign currency translation adjustment	(1,627)	(8,659)	(4,975)	(15,261)
December 31, 2024	$323,504	$701,719	$650,495	$1,675,718

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.
The Corporation completed its annual goodwill impairment testing as of October 31, 2024, 2023, and 2022 and concluded that there was no impairment of goodwill.
8. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2024 and December 31, 2023, respectively.

	2024			2023
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$330,593	$(208,094)	$122,499	$308,256	$(195,446)	$112,810
Customer-related intangibles	736,612	(367,872)	368,740	670,966	(339,325)	331,641
Programs (1)	144,000	(48,600)	95,400	144,000	(41,400)	102,600
Other intangible assets	55,738	(45,546)	10,192	54,227	(43,666)	10,561
Total	$1,266,943	$(670,112)	$596,831	$1,177,449	$(619,837)	$557,612
(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.
During the year ended December 31, 2024, the Corporation acquired intangible assets of $99 million. The Corporation acquired Customer-related intangibles of $71 million, Technology of $26 million, and Other intangible assets of $2 million, which have weighted average amortization periods of 12 years, 15 years, and 3 years, respectively. During the year ended December 31, 2023, the Corporation did not acquire any intangible assets.
Amortization expense for the years ended December 31, 2024, 2023, and 2022 was $57 million, $65 million, and $61 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2025	$72
2026	$59
2027	$56
2028	$50
2029	$50
9. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases machinery and office equipment under operating leases. Our leases have remaining lease terms ranging from approximately 1 year to 15 years, some of which include options for renewals, escalations, or terminations. Rental expenses for all operating leases amounted to $47 million, $44 million, and $42 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The components of lease expense were as follows:

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023
Operating lease cost	$47,256	$44,322

Finance lease cost:
Amortization of right of use assets	$1,037	$1,037
Interest on lease liabilities	299	347
Total finance lease cost	$1,336	$1,384

Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023
Cash used for operating activities:
Operating cash flows used for operating leases	$(38,590)	$(36,294)
Operating cash flows used for finance leases	(299)	(347)
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$21,831	$14,361

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
(In thousands, except lease term and discount rate)	2024	2023
Operating Leases
Operating lease right-of-use assets, net	$169,350	$141,435

Other current liabilities	$29,772	$30,629
Long-term operating lease liability	148,175	118,611
Total operating lease liabilities	$177,947	$149,240

Finance Leases
Property, plant, and equipment	$15,561	$15,561
Accumulated amortization	(10,719)	(9,682)
Property, plant, and equipment, net	$4,842	$5,879

Other current liabilities	$1,269	$1,181
Other liabilities	5,473	6,742
Total finance lease liabilities	$6,742	$7,923

Weighted average remaining lease term
Operating leases	7.6 years	7.2 years
Finance leases	4.7 years	5.7 years
Weighted average discount rate
Operating leases	4.37%	3.99%
Finance leases	4.05%	4.05%

Maturities of lease liabilities were as follows:

	As of December 31, 2024
(In thousands)	Operating Leases	Finance Leases
2025	$36,768	$1,518
2026	32,759	1,556
2027	27,549	1,595
2028	24,529	1,634
2029	19,725	1,108
Thereafter	69,871	—
Total lease payments	211,201	7,411
Less: imputed interest	(33,254)	(669)
Total	$177,947	$6,742

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
Interest Rate Risks
The Corporation’s primary interest rate exposure results from changes in U.S. dollar interest rates.
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2024. The fair values of our debt instruments are characterized as Level 2 measurements which are based on market-based inputs or unobservable inputs and corroborated by market data such as quoted prices, interest rates, or yield curves. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2024, net of debt issuance costs, totaled $964 million compared to a carrying value, net of debt issuance costs, of $1,046 million. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2023, net of debt issuance costs, totaled $973 million compared to a carrying value, net of debt issuance costs, of $1,046 million.

The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2024	2023
Accrued compensation	$162,249	$130,471
Accrued interest	13,782	13,150
Accrued external commissions	5,967	8,421
Accrued insurance	9,055	5,988
Income taxes payable	5,013	10,352
Other	22,988	19,657
Total accrued expenses	$219,054	$188,039

Other current liabilities consist of the following as of December 31:

(In thousands)	2024	2023
Short-term operating lease liabilities	$29,772	$30,629
Warranty reserves	13,372	15,207
Pension and other postretirement liabilities	5,399	4,981
Other	31,745	19,983
Total other current liabilities	$80,288	$70,800
12. INCOME TAXES
2017 Tax Cuts and Jobs Act

In conjunction with the enactment of the 2017 Tax Cuts and Jobs Act (the Tax Act), the Corporation recorded provisional income tax expense of $18.2 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. The finalized transition tax of $23.6 million was to be paid over 8 years pursuant to the Tax Act. The transition tax liability, which is expected to be paid in 2025, was $6.1 million and $7.8 million as of December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, the Corporation reassessed its assertion around whether foreign undistributed earnings should continue to no longer be considered permanently reinvested. The Corporation remains no longer permanently reinvested with the exception of three foreign subsidiaries. The Corporation has recorded a liability for withholding taxes that would arise upon distribution of the Corporation’s foreign undistributed earnings.

Except as noted above, the Corporation remains permanently reinvested to the extent of any outside basis differences in its foreign subsidiaries in excess of the amount of undistributed earnings, as it is not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.
Earnings before income taxes for the years ended December 31 consist of:

(In thousands)	2024	2023	2022
Domestic	$323,898	$300,200	$239,356
Foreign(1)	198,158	162,870	149,839
	$522,056	$463,070	$389,195

(1) The Corporation recognized a pre-tax loss of $5 million during the first quarter of 2022 pertaining to the sale of its industrial valve business in Germany.
The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2024	2023	2022
Current:
Federal	$62,165	$58,629	$65,047
State	18,272	13,098	12,717
Foreign	43,200	36,791	34,520
Total current	123,637	108,518	112,284

Deferred:
Federal	(5,507)	(180)	(11,413)
State	950	507	(4,442)
Foreign	(2,002)	(284)	(1,582)
Total deferred	(6,559)	43	(17,437)
Provision for income taxes	$117,078	$108,561	$94,847
The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, principally:

	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Add (deduct):
State and local taxes, net of federal benefit	3.0	2.3	1.7
Foreign earnings(1)	1.1	1.3	0.7
Foreign loss on sale	—	—	0.2
Financing arrangement(2)	(1.0)	—	—
R&D tax credits	(1.3)	(1.1)	(1.1)
Foreign-derived intangible income	(1.4)	(1.2)	(1.2)
All other, net	1.0	1.1	3.1
Effective tax rate	22.4%	23.4%	24.4%
(1) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances.

(2) In an effort to simplify its organizational structure and facilitate repatriation, the Corporation underwent a substantial internal reorganization of its foreign ownership structure in 2024 that included the establishment of financing arrangements.

The components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

(In thousands)	2024	2023
Deferred tax assets:
Capitalized R&D expenses	$60,818	$39,463
Operating lease liabilities	40,840	32,041
Inventories, net	23,926	24,282
Incentive compensation	11,011	9,314
Environmental reserves	9,324	8,949
Net operating loss	6,431	8,348
Other	34,264	30,417
Total deferred tax assets	186,614	152,814
Deferred tax liabilities:
Goodwill amortization	117,340	110,543
Other intangible amortization	62,277	53,551
Pension and other postretirement assets	46,828	37,870
Operating lease right-of-use assets, net	38,741	30,327
Withholding taxes	13,017	16,120
Depreciation	14,880	15,339
Contract revenue recognition	15,256	5,297
Other	3,776	2,863
Total deferred tax liabilities	312,115	271,910
Valuation allowance	4,988	4,892
Net deferred tax liabilities	$130,489	$123,988
Deferred tax assets and liabilities are reflected on the Corporation’s Consolidated Balance Sheets as of December 31 as follows:

(In thousands)	2024	2023
Net noncurrent deferred tax assets(1)	$10,170	$8,331
Net noncurrent deferred tax liabilities	140,659	132,319
Net deferred tax liabilities	$130,489	$123,988
(1)Amount is classified within the "Other Assets" caption in the Corporation's Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, respectively.
The Corporation has income tax net operating loss carryforwards related to international operations of $21.0 million, of which $17.9 million have an indefinite life and $3.1 million which expire through 2029. The Corporation has federal and state income tax net loss carryforwards of $18.5 million, all of which are net operating losses that expire through 2041. The Corporation has recorded a deferred tax asset of $6.4 million, reflecting the benefit of the loss carryforwards related to international and domestic operations.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2024, the Corporation decreased its valuation allowance to $5.0 million, in order to measure only the portion of deferred tax assets that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
Income tax payments, net of refunds, of $135.7 million, $136.4 million, and $61.1 million were made in 2024, 2023, and 2022, respectively.
The Corporation has recorded a liability in Other liabilities for interest of $4.9 million and penalties of $2.5 million as of December 31, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2024	2023	2022
Balance as of January 1,	$17,888	$17,371	$17,018
Additions for tax positions of prior periods	1,805	2,387	3,004
Reductions for tax positions of prior periods	(2,213)	(2,419)	(1,732)
Additions for tax positions related to the current year	1,747	1,744	1,068
Settlements	(215)	(1,195)	(1,987)
Balance as of December 31,	$19,012	$17,888	$17,371
In many cases, the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2024:

United States (Federal)	2020	-	present
United States (Various states)	2013	-	present
United Kingdom	2023	-	present
Canada	2020	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in total unrecognized tax benefits as of December 31, 2024, 2023, and 2022 is $16.2 million, $15.3 million, and $15.1 million, respectively, which if recognized, would favorably impact the effective income tax rate.
13. DEBT
Debt consists of the following as of December 31:

(In thousands)	2024	2024	2023	2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.85% Senior notes due 2025	$90,000	$89,876	$90,000	$88,243
4.24% Senior notes due 2026	200,000	196,059	200,000	195,556
4.05% Senior notes due 2028	67,500	64,733	67,500	64,801
4.11% Senior notes due 2028	90,000	85,784	90,000	85,999
3.10% Senior notes due 2030	150,000	131,386	150,000	131,942
3.20% Senior notes due 2032	150,000	125,426	150,000	127,649
4.49% Senior notes due 2032	200,000	182,451	200,000	187,584
4.64% Senior notes due 2034	100,000	89,538	100,000	92,961
Total debt	1,047,500	965,253	1,047,500	974,735
Debt issuance costs, net	(1,326)	(1,326)	(1,541)	(1,541)
Unamortized interest rate swap proceeds (1)	2,775	2,775	4,403	4,403
Total debt, net	1,048,949	966,702	1,050,362	977,597
Less: current portion of long-term debt	(90,000)	(89,876)	—	—
Total long-term debt	$958,949	$876,826	$1,050,362	$977,597
(1) Represents the gain from termination of the Corporation's interest rate swap agreements on its 3.85% and 4.24% Senior Notes in February 2016, which will be amortized into interest expense over the remaining terms of the respective notes.

The Corporation's total debt outstanding had a weighted-average interest rate of 3.7% in 2024 and 3.9% in 2023.

Aggregate maturities of debt are as follows:

(In thousands)
2025	$90,000
2026	200,000
2027	—
2028	157,500
2029	—
Thereafter	600,000
Total	$1,047,500
Interest payments of $42 million, $52 million, and $42 million were made in 2024, 2023, and 2022, respectively.
Revolving Credit Agreement
In May 2022, the Corporation terminated its existing credit agreement, which was set to expire in October 2023, and entered into a new credit agreement (Credit Agreement) with a syndicate of financial institutions. The Credit Agreement, which is set to expire in May 2027, increased the size of the Corporation’s revolving credit facility to $750 million, and expanded the accordion feature to $250 million. The Corporation plans to use the Credit Agreement for general corporate purposes, which may include the funding of possible future acquisitions or supporting internal growth initiatives. As of December 31, 2024, the Corporation had $21 million in letters of credit supported by the Credit Agreement and no outstanding borrowings under the Credit Agreement. The unused credit available under the Credit Agreement as of December 31, 2024 was $729 million, which the Corporation had the ability to borrow in full without violating its debt to capitalization covenant.
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

As of December 31, 2024, the Corporation had the ability to borrow additional debt of $2.5 billion without violating our debt to capitalization covenant.

14. EARNINGS PER SHARE
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.
For the years ended December 31, 2024, 2023 and 2022, there were approximately 24,000, 12,000, and 28,000 anti-dilutive equity-based awards excluded from the calculation of diluted earnings per share.

Earnings per share calculations for the years ended December 31, 2024, 2023, and 2022, were as follows:

(In thousands, except per share data)	Net Earnings	Weighted- Average Shares Outstanding	Earnings per Share
2024
Basic earnings per share	$404,978	38,153	$10.61
Dilutive effect of deferred stock compensation		220
Diluted earnings per share	$404,978	38,373	$10.55
2023
Basic earnings per share	$354,509	38,283	$9.26
Dilutive effect of deferred stock compensation		246
Diluted earnings per share	$354,509	38,529	$9.20
2022
Basic earnings per share	$294,348	38,386	$7.67
Dilutive effect of deferred stock compensation		263
Diluted earnings per share	$294,348	38,649	$7.62

15. SHARE-BASED COMPENSATION PLANS
In May 2024, the Corporation’s stockholders approved the Curtiss-Wright 2024 Omnibus Incentive Plan (the 2024 Omnibus Plan). The plan replaced the Corporation's existing 2014 Omnibus Incentive Plan. Beginning in May 2024, all awards were granted under the 2024 Omnibus Plan. The maximum aggregate number of shares of common stock that may be issued under the 2024 Omnibus Plan are 1,560,000 less one share of common stock for every one share of common stock granted under any prior plan after December 31, 2024 and prior to the effective date of the 2024 Omnibus Plan. In addition, any awards that were previously granted under any prior plan that terminate without issuance of shares shall be eligible for issuance under the 2024 Omnibus Plan. Awards under the 2024 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock units (RSU), other stock-based awards, performance share units (PSU), or cash-based performance units (PU).
During 2024, the Corporation granted share-based awards in the form of RSUs and PSUs. Previous grants under the 2014 Omnibus Incentive Plan were in the form of RSUs and PSUs. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan (ESPP) to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2024, 2023, and 2022 is as follows:

(In thousands)	2024	2023	2022
Employee Stock Purchase Plan	$2,002	$1,869	$1,764
Performance Share Units	5,362	5,109	5,069
Restricted Share Units	9,730	8,032	6,725
Other share-based payments	1,794	1,793	1,826
Total share-based compensation expense before income taxes	$18,888	$16,803	$15,384

Other share-based grants include service-based restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expense in the Consolidated Statement of Earnings. No share-based compensation costs were capitalized during 2024, 2023, or 2022.

Performance Share Units

The Corporation has granted performance share units to certain employees, whose three-year cliff vesting is contingent upon the Corporation's total shareholder return over the three-year term beginning at the start of the fiscal year of the date of grant. Performance is measured by determining the percentile rank of the total shareholder return of the Corporation's common stock in relation to the total shareholder return of a self-constructed peer group. The non-vested shares are subject to forfeiture if established performance goals are not met or employment is terminated other than due to death, disability, or retirement. Share plans are denominated in share-based units based on the fair market value of the Corporation’s common stock on the date of grant. The performance share unit’s compensation cost is amortized to expense on a straight-line basis over the three-year requisite service period.

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

As of December 31, 2024, and 2023, the Corporation had a noncurrent pension asset of $279.6 million and $244.1 million, respectively. The change in balance was primarily due to a higher discount rate in 2024.
Nonqualified Pension Plan
The Corporation also maintains a non-qualified restoration plan (the CW Restoration Plan) covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $47.9 million and $44.8 million as of December 31, 2024 and 2023, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $3.6 million in 2025.
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
The Corporation had an accrued postretirement benefit liability of $17.6 million and $20.0 million as of December 31, 2024 and December 31, 2023, respectively. The Corporation expects to contribute $1.6 million to the plan during 2025. Activity associated with the postretirement benefit liability for the years ended December 31, 2024 and 2023 was immaterial.
Foreign Plans
As of December 31, 2024 and 2023, the total projected benefit obligation related to all foreign plans was $71.8 million and $80.8 million, respectively. As of December 31, 2024 and December 31, 2023, the Corporation had a net pension asset of $12.2 million and $10.7 million, respectively. The Corporation's contributions to the foreign plans are expected to be $1.1 million in 2025.
Components of net periodic benefit expense
The net pension and net postretirement benefit costs consisted of the following:

	Pension Benefits
(In thousands)	2024	2023	2022
Service cost	$16,460	$16,224	$23,217
Interest cost	33,344	34,085	20,923
Expected return on plan assets	(65,932)	(63,013)	(54,855)
Amortization of prior service cost	(5)	(106)	(318)
Recognized net actuarial loss	848	139	17,198
Cost of settlements/curtailments	787	—	4,499
Net periodic benefit cost	$(14,498)	$(12,671)	$10,664
The cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2022, the Company recognized settlement charges related to the retirement of former executives.

The following table outlines the Corporation's consolidated disclosure of the pension benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2024 measurement date.

	Pension Benefits
(In thousands)	2024	2023
Change in benefit obligation:
Beginning of year	$753,370	$733,434
Service cost	16,460	16,224
Interest cost	33,344	34,085
Plan participants’ contributions	1,228	1,200
Actuarial (gain) loss	(40,169)	17,312
Settlements	(3,463)	—
Benefits paid	(42,155)	(52,228)
Actual expenses	(1,834)	(1,997)
Currency translation adjustments	(3,816)	5,340
End of year	$712,965	$753,370

Change in plan assets:
Beginning of year	$963,364	$912,702
Actual return on plan assets	40,255	93,488
Employer contribution	2,896	4,601
Plan participants’ contributions	1,228	1,200
Benefits paid	(42,155)	(52,228)
Actual expenses	(1,834)	(1,997)
Settlements	(3,463)	—
Currency translation adjustments	(3,407)	5,598
End of year	$956,884	$963,364

Funded status	$243,919	$209,994

	Pension Benefits
(In thousands)	2024	2023
Amounts recognized on the balance sheet
Noncurrent assets	$299,130	$261,869
Current liabilities	(3,839)	(3,280)
Noncurrent liabilities	(51,372)	(48,595)
Total	$243,919	$209,994
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss	$104,770	$121,557
Prior service cost	(148)	(163)
Total	$104,622	$121,394
Information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$78,067	$77,189
Accumulated benefit obligation	67,462	68,257
Fair value of plan assets	22,855	25,314

Plan Assumptions

	Pension Benefits
	2024	2023
Weighted-average assumptions in determination of benefit obligation:
Discount rate	5.38%	4.71%
Rate of compensation increase	3.32%	3.33%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	4.71%	4.95%
Expected return on plan assets	6.58%	6.41%
Rate of compensation increase	3.33%	3.34%
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

	As of December 31,		Target	Expected
	2024	2023	Exposure	Range
Asset class
Domestic equities	22%	29%	22%	17%-27%
International equities	7%	10%	8%	4%-11%
Total equity	29%	39%	30%	20%-40%
Fixed income	71%	61%	70%	60%-80%

As of December 31, 2024 and 2023, cash funds in the CW Pension Plan represented approximately 3% and 2% of portfolio assets, respectively.
Foreign plan assets represent 9% of consolidated plan assets, with most of the assets supporting the U.K. plan. Generally, the foreign plans follow a similar asset allocation strategy and are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 4.7% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements
The following table presents consolidated plan assets (in thousands) using the fair value hierarchy as of December 31, 2024 and December 31, 2023.

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$16,105	$16,105	$—	$—
Equity securities (1)	358,082	341,575	16,507	—
Fixed Income (2)	578,797	9,316	569,481	—
Other (3)	10,380	3,672	—	6,708
December 31, 2023	$963,364	$370,668	$585,988	$6,708
Cash and cash equivalents	$22,742	$22,742	$—	$—
Equity securities (1)	275,109	258,246	16,863	—
Fixed Income (2)	650,832	8,245	642,587	—
Other (3)	8,201	2,588	—	5,613
December 31, 2024	$956,884	$291,821	$659,450	$5,613

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
Activity associated with Level 3 assets held during the years ended December 31, 2024 and 2023 was immaterial.

Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans
2025	$52,816
2026	55,702
2027	56,746
2028	59,353
2029	59,750
2030 - 2034	280,785
Defined Contribution Retirement Plans
The Corporation offers all of its full-time domestic employees the opportunity to participate in a defined contribution plan. Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 7% of eligible compensation. During the year ended December 31, 2024, the expense relating to the plan was $27.0 million, consisting of $14.2 million in matching contributions to the plan in 2024, and $12.8 million in non-elective contributions, primarily paid in January 2025. Cumulative contributions of approximately $111 million are expected to be made from 2025 through 2029.

17. SEGMENT INFORMATION

The Corporation’s segments are composed of similar product groupings that serve the same or similar end markets. Based on this approach, the Corporation has three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power, as described below in further detail.

The Aerospace & Industrial reportable segment is comprised of businesses that provide a diversified offering of highly engineered products and services supporting critical applications primarily across the commercial aerospace and general industrial markets, and to a lesser extent, the defense markets. The products offered include electronic throttle control devices, joysticks, power management electronics, traction inverters and transmission shifters, sensors, electro-mechanical actuation control components, and surface technology services such as shot peening, laser peening, and engineered coatings.

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

The Naval & Power reportable segment is comprised of businesses that primarily provide products to the naval defense and power & process markets, and to a lesser extent, the aerospace defense markets. The products offered include main coolant pumps, power-dense compact motors, generators, secondary propulsion systems, pumps, pump seals, valves, control rod drive mechanisms, fastening systems, specialized containment doors, airlock hatches, spent fuel management products, fluid sealing products, reactor protection systems, and arresting systems.

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker (CODM), its Chief Executive Officer. The CODM uses operating income to assess the performance of each segment by evaluating current period results against budget and prior period results when determining the allocation of operating and capital resources to each segment.

Operating results by reportable segment are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net sales
Aerospace & Industrial	$933,206	$889,744	$838,885
Defense Electronics	914,358	818,547	693,709
Naval & Power	1,278,895	1,142,590	1,030,918
Less: Intersegment Revenues	(5,270)	(5,508)	(6,487)
Total net sales	$3,121,189	$2,845,373	$2,557,025

Cost of sales
Aerospace & Industrial	$600,131	$577,038	$550,001
Defense Electronics	481,374	432,313	365,372
Naval & Power	868,109	761,202	678,745
Total cost of sales	$1,949,614	$1,770,553	$1,594,118

Research and development expenses
Aerospace & Industrial	$26,729	$23,211	$21,132
Defense Electronics	52,132	50,865	48,587
Naval & Power	11,435	10,793	9,179
Total research and development expenses	$90,296	$84,869	$78,898

Selling expenses
Aerospace & Industrial	$25,614	$25,897	$25,355
Defense Electronics	58,705	54,811	47,202
Naval & Power	58,332	54,847	46,951
Total selling expenses	$142,651	$135,555	$119,508

General and administrative expenses
Aerospace & Industrial	$123,907	$118,320	$105,401
Defense Electronics	95,472	88,783	77,980
Naval & Power	140,696	126,521	113,810
Total general and administrative expenses	$360,075	$333,624	$297,191

Other segment items(2)
Aerospace & Industrial	$8,802	$—	$—
Defense Electronics	1,936	—	—
Naval & Power	660	—	4,651
Total other segment items	$11,398	$—	$4,651

Operating income
Aerospace & Industrial	$148,023	$145,278	$136,996
Defense Electronics	224,739	191,775	154,568
Naval & Power	199,663	189,227	177,582
Total Segment	$572,425	$526,280	$469,146

Corporate and Eliminations (1)	(43,828)	(41,678)	(45,703)
Total Consolidated	$528,597	$484,602	$423,443

Depreciation and amortization expense
Aerospace & Industrial	$32,217	$33,994	$34,336
Defense Electronics	31,017	33,347	35,120
Naval & Power	41,499	46,165	39,712
Corporate	2,934	2,666	2,859
Total Consolidated	$107,667	$116,172	$112,027

Capital expenditures
Aerospace & Industrial	$19,861	$17,067	$18,554
Defense Electronics	11,180	5,573	3,504
Naval & Power	25,952	18,112	13,652
Corporate	3,981	3,914	2,507
Total Consolidated	$60,974	$44,666	$38,217
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.
(2) Other segment items includes restructuring expenses associated with the 2024 Restructuring Program as well as the loss on divestiture from the Corporation's sale of its industrial valves business in 2022.

	As of December 31,
(In thousands)	2024	2023
Segment assets
Aerospace & Industrial	$1,090,739	$1,077,808
Defense Electronics	1,446,949	1,517,877
Naval & Power	1,927,325	1,496,063
Corporate	520,691	529,221
Total Consolidated	$4,985,704	$4,620,969
Reconciliations

	Year Ended December 31,
(In thousands)	2024	2023	2022
Earnings before taxes:
Total reportable segment operating income	$572,425	$526,280	$469,146
Corporate and Eliminations	(43,828)	(41,678)	(45,703)
Interest expense	44,869	51,393	46,980
Other income, net	38,328	29,861	12,732
Earnings before income taxes	$522,056	$463,070	$389,195

	As of December 31,
(In thousands)	2024	2023
Assets:
Total assets for reportable segments	$4,465,013	$4,091,748
Non-segment cash	165,762	228,930
Other assets	354,929	300,291
Total consolidated assets	$4,985,704	$4,620,969

Geographic Information

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues
United States of America	$2,287,285	$2,060,986	$1,879,001
United Kingdom	134,621	115,078	102,965
Other foreign countries	699,283	669,309	575,059
Consolidated total	$3,121,189	$2,845,373	$2,557,025

	As of December 31,
(In thousands)	2024	2023
Long-Lived Assets - Property, plant, and equipment, net
United States of America	$250,781	$243,542
United Kingdom	26,244	25,898
Other foreign countries	62,093	63,356
Consolidated total	$339,118	$332,796

18. CONTINGENCIES AND COMMITMENTS

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of December 31, 2024 and 2023, there were $21 million and $20 million of stand-by letters of credit outstanding, respectively, and $15 million and $16 million of bank guarantees outstanding, respectively.

The Corporation, through its Electro-Mechanical Division (EMD) business unit, has three Pennsylvania Department of Environmental Protection (PADEP) radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. As of December 31, 2024, the Corporation has recorded an asset retirement obligation of approximately $9 million for two of the three licenses. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. The Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $35 million surety bond effective through December 31, 2024.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2022	$(160,807)	$(98,109)	$(258,916)
Other comprehensive loss before reclassifications (1)	37,519	8,218	45,737
Amounts reclassified from accumulated other comprehensive income (1)	—	(44)	(44)
Net current period other comprehensive income	37,519	8,174	45,693
December 31, 2023	$(123,288)	$(89,935)	$(213,223)
Other comprehensive loss before reclassifications (1)	(43,905)	13,898	(30,007)
Amounts reclassified from accumulated other comprehensive income (1)	—	5	5
Net current period other comprehensive income (loss)	(43,905)	13,903	(30,002)
December 31, 2024	$(167,193)	$(76,032)	$(243,225)
(1)All amounts are after tax.

20. RESTRUCTURING COSTS

During the year ended December 31, 2024, the Corporation executed restructuring activities across all of its segments to support its ongoing effort of improving operating efficiency ("2024 Restructuring Program"). These activities, which primarily include workforce reductions, consolidation of facilities, and costs related to legal entity restructuring, resulted in pre-tax charges of $15.9 million for the year ended December 31, 2024. The Company anticipates that these actions will be substantially completed by June 30, 2025.

The following tables summarize the respective balances related to these restructuring activities by both reportable segment as well as on a consolidated basis:

In thousands	Restructuring Liability as of December 31, 2023	Provision	Cash Payments	Restructuring Liability as of December 31, 2024
Aerospace & Industrial
Severance	$—	$1,750	$(1,750)	$—
Facility closure and other costs	—	5,037	(4,350)	687
Total Aerospace & Industrial	$—	$6,787	$(6,100)	$687

Defense Electronics
Severance	$—	$1,117	$(656)	$461
Facility closure and other costs	—	—	—	—
Total Defense Electronics	$—	$1,117	$(656)	$461

Naval & Power
Severance	$—	$667	$(93)	$574
Facility closure and other costs	—	—	—	—
Total Naval & Power	$—	$667	$(93)	$574

Consolidated (including Corporate)
Severance	$—	$3,558	$(2,522)	$1,036
Facility closure and other costs	—	8,051	(6,121)	1,930
Total consolidated	$—	$11,609	$(8,643)	$2,966

A reconciliation of total pre-tax restructuring charges is as follows:

	Affected line item in the Consolidated Statement of Earnings
		Year Ended
(In thousands)		December 31, 2024
Inventory write-downs	Cost of product sales	$1,435

Severance, facility closure, and other costs	Restructuring expenses	11,609
Property, plant, and equipment & operating lease right of use asset impairments	Restructuring expenses	2,839
		$14,448
Total restructuring charges	Earnings before income taxes	$15,883

There were no such comparable charges for the year ended December 31, 2023.

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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2024. An audit includes examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2024.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the "Company") as of December 31, 2024 and December 31, 2023, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue – Over-Time Basis – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue when control of a promised good and/or service is transferred to a customer at a transaction price that reflects the consideration that the Company expects to be entitled to in exchange for that good and/or service. The Company identifies a performance obligation for each promise in a contract to transfer a distinct good or service to the customer. Revenue recognized on an over-time basis for the year ended December 31, 2024, accounted for approximately 49% of total net sales. Contracts that qualify for over-time revenue recognition are generally associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications and generally span between 2-5 years in duration. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs.

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

◦Obtained the population of active contracts during 2024 and assessed (1) contract year-to-date revenue in relation to inception-to-date margin and (2) contract value in relation to inception-to-date margin to identify potential outliers in the portfolio of active contracts that may contain characteristics of audit interest.

◦For those contracts identified through sampling, or that contained characteristics of audit interest, performed further audit procedures tailored to evaluate the estimate, or to address the specific characteristics of audit interest identified. Procedures performed, among others, included:

▪Read the relevant portions of contracts including any recent contract modifications to understand contract terms, including incentives, fee arrangements, scope of work, and any unusual contract terms.

▪Evaluated the estimates of total costs to be incurred and profits for these selected contracts by:

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
February 13, 2025

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at WSC Inc. ("WSC"), and Ultra Nuclear Limited and Weed Instruments Co., Inc. ("Ultra Energy"), which were acquired on April 1, 2024 and December 31, 2024 respectively, and whose financial statements constituted less than 1% of total net sales and approximately 1% of total assets of the consolidated financial statement amounts (excluding acquired intangible assets and goodwill) as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at WSC and Ultra Energy.

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
February 13, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
As of December 31, 2024, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2024 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Corporation’s management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, under guidelines established by the SEC, companies are allowed to exclude acquired businesses from management's report on internal control over financial reporting for the first year subsequent to acquisition. Accordingly, in making its assessment of internal control over financial reporting as of December 31, 2024, management excluded the internal control activities of the Corporation's current period acquisitions: WSC and Ultra Energy. The aforementioned acquisitions constituted less than 1% of total net sales and approximately 1% of total assets (excluding acquired intangible assets and goodwill) as of and for the year ended December 31, 2024. Based on management’s assessment, management believes that as of December 31, 2024, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2024 have been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
(b) Insider Adoption or Termination of Trading Arrangements
During the three-months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name	Title	Action	Character of Trading Arrangement(1)	Adoption Date	Earliest Sale Date	Expiration Date(2)	Aggregate # of securities to be purchased or sold(3)
K. Christopher Farkas	Vice President and Chief Financial Officer	Adoption	Rule 10b5-1 Trading Arrangement	November 5, 2024	(4)	May 5, 2025	(5)
Gary A. Ogilby	Vice President and Corporate Controller	Adoption	Rule 10b5-1 Trading Arrangement	November 7, 2024	(4)	May 7, 2025	Up to 290 shares to be sold

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
4.Transactions under each Rule 10b5-1 Trading Arrangement commence no earlier after the later of (a) 91 days after adoption of the Rule 10b5-1 Trading Arrangement, and (2) the third business day following the public disclosure of the Company’s financial results on Form 10-K for the year ended December 31, 2024.
5.The aggregate number of shares of common stock to be sold pursuant to Mr. Farkas's Rule 10b5-1 Trading Arrangement include: (a) 100% of the net after-tax shares received upon the vesting of 2,243 time-based restricted stock units on March 17, 2025; and (b) up to 100% of the net after-tax shares of common stock received upon the vesting of 2,956 performance-based restricted stock units (PSUs), which were granted March 17, 2022. The number of shares granted is at target and the number of shares that will be earned will depend on Company total shareholder return relative to its peer group for the 2022 – 2024 performance period. PSUs may be earned up to 200% of grant. PSUs will be earned as common stock in early 2025. For more information, see the “Compensation Discussion and Analysis” section in our most recent proxy statement, which was filed with the SEC on March 22, 2024. In addition, the actual number of shares that will be released to Mr. Farkas in connection with the PSUs and sold under the Rule 10b5-1 Trading Arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable.

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 8, 2025 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption "Executive Officers" and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans."

PART IV
Item 15. Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Footnotes				Page
	1.	The following are documents filed as part of this report in Part II, Item 8:
		Consolidated Statements of Earnings			43
		Consolidated Statements of Comprehensive Income			44
		Consolidated Balance Sheets			45
		Consolidated Statements of Cash Flows			46
		Consolidated Statements of Stockholders' Equity			47
		Notes to Consolidated Financial Statements			48
	2.	Financial Statement Schedule
		Schedule II - Valuation and Qualifying Accounts			86
All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

			Incorporated by Reference		Filed
	Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005
	3.1	Amended and Restated Certificate of Incorporation	8-A12B/A	May 24, 2005
	3.2	Amended and Restated By-Laws	8-K	May 18, 2015
	4.1	Form of stock certificate for Common Stock	8-A12B/A	May 24, 2005
	4.2	Description of Registrant’s Securities	DEF 14A	April 5, 2005
	10.1	Form of Restricted Stock Unit Grant Agreement*			X
	10.2	Form of Performance Share Plan Grant Agreement*			X
	10.3	Form of Cash-Based Performance Unit Grant Agreement*			X
	10.4	Revised Standard Employment Severance Agreement with Senior Management of the Registrant*	10-K	February 25, 2021
	10.5	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011
	10.6	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 24, 2012

10.7	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.8	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.9	Instrument of Amendment No. 4 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 25, 2016
10.10	Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-K	February 24, 2022
10.11	Instrument of Amendment No. 1 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-K	February 24, 2022
10.12	Instrument of Amendment No. 2 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-Q	August 3, 2023
10.13	Instrument of Amendment No. 3 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*			X
10.14	Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective as of January 1, 2015*	10-K	February 25, 2016
10.15	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2016
10.16	Instrument of Amendment No. 2 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.17	Instrument of Amendment No. 3 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.18	Instrument of Amendment No. 4 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.19	Instrument of Amendment No. 5 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.20	Instrument of Amendment No. 6 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.21	Instrument of Amendment No. 7 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.22	Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.23	Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.24	Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.25	Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.26	Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2020

10.27	Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2021
10.28	Instrument of Amendment No. 14 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 24, 2022
10.29	Instrument of Amendment No. 15 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 24, 2022
10.30	Instrument of Amendment No. 16 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2023
10.31	Instrument of Amendment No. 17 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 3, 2023
10.32	Curtiss-Wright Corporation 2024 Omnibus Incentive Plan*	14A	March 22, 2024
10.33	Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 19, 2015
10.34	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 25, 2016
10.35	Form of indemnification Agreement entered into by the Registrant with each of its directors	10-Q	May 7, 2012
10.36	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 25, 2011
10.37	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 24, 2012
10.38	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.39	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.40	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2014
10.41	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006*	10-K	February 27, 2007
10.42	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 24, 2012
10.43	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 19, 2015
10.44	Instrument of Amendment No. 3 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 25, 2016
10.45	Standard Change In Control Severance Protection Agreement, dated February 16, 2021, between the Registrant and Key Executives of the Registrant*	10-K	February 25, 2021
10.46	Curtiss-Wright Corporation Employee Stock Purchase Plan, as amended May 10, 2018*	14A	March 23, 2018

10.47	Curtiss-Wright Corporation Incentive Compensation Plan, as amended February 14, 2023 *	14A	March 24, 2023
10.48	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and K. Christopher Farkas*	10-K	February 24, 2022
10.49	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Gary A. Ogilby*	10-K	February 24, 2022
10.50	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Robert F. Freda*	10-K	February 24, 2022
10.51	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association	10-Q	May 13, 1998
10.52	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.53	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.54	First Amendment and Waiver to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	8-K	December 21, 2022
10.55	Second Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
10.56	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.57	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.58	First Amendment and Waiver to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	8-K	December 21, 2022
10.59	Second Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
10.60
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
		8-K	May 18, 2022
10.61	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020
10.62	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated August 13, 2020	8-K	August 19, 2020

10.63	First Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
10.64	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	10-K	February 22, 2023
10.65	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	10-K	February 22, 2023
19.10	Insider Trading Policy	10-K	February 20, 2024
21.00	Subsidiaries of the Registrant			X
23.00	Consent of Independent Registered Public Accounting Firm			X
31.10	Certification of Lynn M. Bamford, Chair and CEO, Pursuant to Rule 13a - 14(a)			X
31.20	Certification of K. Christopher Farkas, Chief Financial Officer, Pursuant to Rule 13a - 14(a)			X
32.00	Certification of Lynn M. Bamford, Chair and CEO, and K. Christopher Farkas, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X
97.10	Curtiss-Wright Corporation Dodd-Frank Clawback Policy	10-K	February 20, 2024

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Item 16. Form 10-K Summary
None.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2024, 2023, and 2022
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period

Deducted from assets to which they apply:
December 31, 2024
Tax valuation allowance	4,892	1,009	(27)	(1)	886	4,988
Total	$4,892	$1,009	$(27)		$886	$4,988
December 31, 2023
Tax valuation allowance	5,664	1,471	63	(1)	2,306	4,892
Total	$5,664	$1,471	$63		$2,306	$4,892
December 31, 2022
Tax valuation allowance	2,625	3,920	1	(1)	882	5,664
Total	$2,625	$3,920	$1		$882	$5,664

(1) Primarily foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:    February 13, 2025    By: /s/ Lynn M. Bamford
Lynn M. Bamford
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 13, 2025    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Vice President and Chief Financial Officer

Date:    February 13, 2025    By: /s/ Gary A. Ogilby
Gary A. Ogilby
Vice President and Corporate Controller

Date:    February 13, 2025    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 13, 2025    By: /s/ Bruce D. Hoechner
Bruce D. Hoechner
Director

Date:    February 13, 2025    By: /s/ Glenda J. Minor
Glenda J. Minor
Director

Date:    February 13, 2025    By: /s/ Anthony J. Moraco
Anthony J. Moraco
Director

Date:     February 13, 2025    By: /s/ William F. Moran
William F. Moran
Director

Date:    February 13, 2025    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:     February 13, 2025    By: /s/ Peter C. Wallace
Peter C. Wallace
Director

Date:     February 13, 2025    By: /s/ Larry D. Wyche
Larry D. Wyche
Director