Form 10-Q
period 2025-03-31
CURTISS WRIGHT CORP
filed 2025-05-08
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

or

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

Common Stock, par value $1.00 per share: 37,689,284 shares as of April 30, 2025.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2025	2024
Net sales
Product sales	$678,977	$595,704
Service sales	126,668	117,463
Total net sales	805,645	713,167
Cost of sales
Cost of product sales	442,090	389,477
Cost of service sales	71,091	69,935
Total cost of sales	513,181	459,412
Gross profit	292,464	253,755
Research and development expenses	23,019	22,980
Selling expenses	39,925	36,765
General and administrative expenses	99,029	94,049
Restructuring expenses	1,286	—
Operating income	129,205	99,961
Interest expense	10,143	10,570
Other income, net	6,030	9,608
Earnings before income taxes	125,092	98,999
Provision for income taxes	(23,755)	(22,504)
Net earnings	$101,337	$76,495

Basic earnings per share	$2.69	$2.00
Diluted earnings per share	$2.68	$1.99

Dividends per share	$0.21	$0.20

Weighted-average shares outstanding:
Basic	37,683	38,254
Diluted	37,851	38,431

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net earnings	$101,337	$76,495
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$19,084	$(15,579)
Pension and postretirement adjustments, net of tax (1)	(146)	547
Other comprehensive income (loss), net of tax	18,938	(15,032)
Comprehensive income	$120,275	$61,463

(1) The tax benefit/(expense) included in both foreign currency translation adjustments and pension and postretirement adjustments for the three months ended March 31, 2025 and 2024 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$226,459	$385,042
Receivables, net	911,313	835,037
Inventories, net	578,103	541,442
Other current assets	84,137	88,073
Total current assets	1,800,012	1,849,594
Property, plant, and equipment, net	349,837	339,118
Goodwill	1,673,608	1,675,718
Other intangible assets, net	583,115	596,831
Operating lease right-of-use assets, net	183,784	169,350
Prepaid pension asset	306,343	299,130
Other assets	55,092	55,963
Total assets	$4,951,791	$4,985,704
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$—	$90,000
Accounts payable	237,706	247,185
Accrued expenses	180,795	219,054
Deferred revenue	448,012	459,421
Other current liabilities	87,403	80,288
Total current liabilities	953,916	1,095,948
Long-term debt	958,629	958,949
Deferred tax liabilities, net	139,439	140,659
Accrued pension and other postretirement benefit costs	68,173	67,413
Long-term operating lease liability	161,768	148,175
Other liabilities	110,719	124,761
Total liabilities	2,392,644	2,535,905
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 49,187,378 shares issued as of March 31, 2025 and December 31, 2024; outstanding shares were 37,726,076 as of March 31, 2025 and 37,650,645 as of December 31, 2024	49,187	49,187
Additional paid in capital	145,217	147,940
Retained earnings	3,954,481	3,861,073
Accumulated other comprehensive loss	(224,287)	(243,225)
Common treasury stock, at cost (11,461,302 shares as of March 31, 2025 and 11,536,733 shares as of December 31, 2024)	(1,365,451)	(1,365,176)
Total stockholders’ equity	2,559,147	2,449,799
Total liabilities and stockholders’ equity	$4,951,791	$4,985,704

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net earnings	$101,337	$76,495
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	30,821	26,983
Loss on sale/disposal of long-lived assets	229	21
Deferred income taxes	(2,303)	(2,742)
Share-based compensation	5,271	4,695
Non-cash restructuring charges	281	—
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(72,749)	(47,742)
Inventories, net	(34,079)	(45,851)
Accounts payable and accrued expenses	(35,967)	(34,816)
Deferred revenue	(12,714)	(5,776)
Pension and postretirement liabilities, net	(6,030)	(4,733)
Other current and long-term assets and liabilities	(12,862)	(12,167)
Net cash used for operating activities	(38,765)	(45,633)
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	499	41
Additions to property, plant, and equipment	(15,773)	(12,055)
Additional consideration paid on prior year acquisitions	(9,619)	—
Net cash used for investing activities	(24,893)	(12,014)
Cash flows from financing activities:
Borrowings under revolving credit facility	78,067	4,879
Payment of revolving credit facility	(78,067)	(4,879)
Principal payments on debt	(90,000)	—
Repurchases of common stock	(14,250)	(12,190)
Proceeds from share-based compensation	5,981	5,472
Other	(309)	(288)
Net cash used for financing activities	(98,578)	(7,006)
Effect of exchange-rate changes on cash	3,653	(4,180)
Net decrease in cash and cash equivalents	(158,583)	(68,833)
Cash and cash equivalents at beginning of period	385,042	406,867
Cash and cash equivalents at end of period	$226,459	$338,034
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the three months ended March 31, 2024
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2023	$49,187	$140,182	$3,487,751	$(213,223)	$(1,135,484)
Net earnings	—	—	76,495	—	—
Other comprehensive loss, net of tax	—	—	—	(15,032)	—
Dividends declared	—	—	(7,674)	—	—
Restricted stock	—	(13,879)	—	—	13,879
Employee stock purchase plan	—	2,484	—	—	2,988
Share-based compensation	—	4,562	—	—	133
Repurchase of common stock (1)	—	—	—	—	(12,190)
Other	—	(183)	—	—	183
March 31, 2024	$49,187	$133,166	$3,556,572	$(228,255)	$(1,130,491)

	For the three months ended March 31, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2024	$49,187	$147,940	$3,861,073	$(243,225)	$(1,365,176)
Net earnings	—	—	101,337	—	—
Other comprehensive income, net of tax	—	—	—	18,938	—
Dividends declared	—	—	(7,929)		—
Restricted stock	—	(11,287)	—	—	11,287
Employee stock purchase plan	—	3,657	—	—	2,324
Share-based compensation	—	5,197	—	—	74
Repurchase of common stock (1)	—	—	—	—	(14,250)
Other	—	(290)	—	—	290
March 31, 2025	$49,187	$145,217	$3,954,481	$(224,287)	$(1,365,451)
(1) For the three months ended March 31, 2025 and March 31, 2024, the Corporation repurchased approximately 42,000 and 53,000 shares, respectively, of its common stock.
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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three months ended March 31, 2025 and 2024, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2024 Annual Report on Form 10-K filed with the SEC. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Recently issued accounting standards adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant reportable segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the Corporation's measure of segment profit or loss. ASU 2023-07 also requires that all disclosures around segment profit or loss and assets be provided on both an annual and interim basis. The Company adopted this standard as of December 31, 2024 and included revised disclosures within Note 11 of the Condensed Consolidated Financial Statements.

New accounting pronouncements not yet adopted

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Over-time	53%	49%
Point-in-time	47%	51%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $3.7 billion as of March 31, 2025, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2025	2024
Aerospace & Defense
Aerospace Defense	$151,722	$132,074
Ground Defense	97,237	90,760
Naval Defense	221,086	177,647
Commercial Aerospace	92,877	89,775
Total Aerospace & Defense customers	$562,922	$490,256

Commercial
Power & Process	$142,934	$124,039
General Industrial	99,789	98,872
Total Commercial customers	$242,723	$222,911

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total	$805,645	$713,167

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months ended March 31, 2025 and 2024 included in contract liabilities at the beginning of the respective years was approximately $116 million and $90 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the three months ended March 31, 2025 and 2024, the Corporation did not complete any acquisitions.

During the year ended December 31, 2024, the Corporation acquired two businesses for an aggregate purchase price of $235 million. The Condensed Consolidated Statement of Earnings for the three months ended March 31, 2025 includes $19 million of total net sales and $5 million of net losses from the Corporation's 2024 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition inclusive of subsequent purchase price adjustments.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
Accounts receivable	$24,476
Inventory	5,789
Other current and non-current assets	8,877
Property, plant and equipment	11,716
Intangible assets	101,967
Operating lease right-of-use assets, net	1,858
Current and non-current liabilities	(14,360)
Deferred revenue	(12,969)
Deferred income taxes	(14,070)
Net tangible and intangible assets	113,284
Goodwill	121,366
Total purchase price	$234,650

Goodwill deductible for tax purposes	$—

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

Ultra Nuclear Limited and Weed Instrument Co., Inc. (Ultra Energy)

On December 31, 2024, the Corporation completed the acquisition of Ultra Energy, a subsidiary of Ultra Electronics, for $201 million in cash, net of cash acquired, inclusive of additional consideration paid during the current year period. The acquired business, which operates in the Naval & Power segment, is a designer and manufacturer of reactor protection systems, neutron monitoring systems, radiation monitoring systems, and temperature and pressure sensors. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

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

The composition of receivables is as follows:

(In thousands)	March 31, 2025	December 31, 2024
Billed receivables:
Trade and other receivables	$515,710	$479,837
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed, net of progress payments	401,039	359,402
Less: Allowance for doubtful accounts	(5,436)	(4,202)
Receivables, net	$911,313	$835,037

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

The composition of inventories is as follows:

(In thousands)	March 31, 2025	December 31, 2024
Raw materials	$274,948	$262,365
Work-in-process	118,612	108,088
Finished goods	140,841	134,624
Inventoried costs related to U.S. Government and other long-term contracts, net of progress payments	43,702	36,365
Inventories, net	$578,103	$541,442

6.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2024	$323,504	$701,719	$650,495	$1,675,718
Adjustments(1)	—	—	(10,787)	(10,787)
Foreign currency translation adjustment	1,810	3,219	3,648	8,677
March 31, 2025	$325,314	$704,938	$643,356	$1,673,608

(1)Amount includes post-closing purchase price adjustments related to the Corporation's acquisitions of WSC and Ultra Energy.

7.           OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets:

	March 31, 2025			December 31, 2024
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$331,814	$(212,553)	$119,261	$330,593	$(208,094)	$122,499
Customer related intangibles	742,324	(381,045)	361,279	736,612	(367,872)	368,740
Programs (1)	144,000	(50,400)	93,600	144,000	(48,600)	95,400
Other intangible assets	55,414	(46,439)	8,975	55,738	(45,546)	10,192
Total	$1,273,552	$(690,437)	$583,115	$1,266,943	$(670,112)	$596,831

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the three months ended March 31, 2025 was $18 million, as compared to $14 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)
2025	$72
2026	$59
2027	$56
2028	$51
2029	$50

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of March 31, 2025. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.85% Senior notes due 2025	$—	$—	$90,000	$89,876
4.24% Senior notes due 2026	200,000	197,509	200,000	196,059
4.05% Senior notes due 2028	67,500	65,653	67,500	64,733
4.11% Senior notes due 2028	90,000	87,199	90,000	85,784
3.10% Senior notes due 2030	150,000	134,933	150,000	131,386
3.20% Senior notes due 2032	150,000	129,392	150,000	125,426
4.49% Senior notes due 2032	200,000	187,604	200,000	182,451
4.64% Senior notes due 2034	100,000	92,311	100,000	89,538
Total debt	957,500	894,601	1,047,500	965,253
Debt issuance costs, net	(1,275)	(1,275)	(1,326)	(1,326)
Unamortized interest rate swap proceeds	2,404	2,404	2,775	2,775
Total debt, net	$958,629	$895,730	$1,048,949	$966,702

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2024 Annual Report on Form 10-K filed with the SEC.

The components of net periodic pension cost/(benefit) were as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Service cost	$3,748	$4,282
Interest cost	8,959	8,593
Expected return on plan assets	(17,673)	(16,553)
Amortization of prior service cost	(8)	(8)
Amortization of unrecognized actuarial loss	246	266
Net periodic pension cost/(benefit)	$(4,728)	$(3,420)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the three months ended March 31, 2025, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2025.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three months ended March 31, 2025 and 2024, the expense relating to the plan was $8.5 million and $7.6 million, respectively.

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Basic weighted-average shares outstanding	37,683	38,254
Dilutive effect of deferred stock compensation	168	177
Diluted weighted-average shares outstanding	37,851	38,431

For the three months ended March 31, 2024, there were approximately 59,000 shares issuable under equity-based awards that were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were no anti-dilutive shares for the three months ended March 31, 2025.

11.           SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Operating results by reportable segment were as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Net sales
Aerospace & Industrial	$227,440	$219,547
Defense Electronics	245,719	212,483
Naval & Power	333,356	282,213
Less: Intersegment Revenues	(870)	(1,076)
Total net sales	$805,645	$713,167

Cost of sales
Aerospace & Industrial	$147,762	$147,223
Defense Electronics	124,713	112,933
Naval & Power	232,759	196,601
Total cost of sales	$505,234	$456,757

Research and development expenses
Aerospace & Industrial	$6,797	$6,309

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Defense Electronics	13,002	14,105
Naval & Power	2,865	2,346
Total research and development expenses	$22,664	$22,760

Selling expenses
Aerospace & Industrial	$7,202	$6,637
Defense Electronics	15,030	14,229
Naval & Power	16,823	15,458
Total selling expenses	$39,055	$36,324

General and administrative expenses
Aerospace & Industrial	$34,504	$31,912
Defense Electronics	25,525	23,135
Naval & Power	39,046	32,617
Total general and administrative expenses	$99,075	$87,664

Other segment items(2)
Aerospace & Industrial	$1,253	$—
Defense Electronics	—	—
Naval & Power	—	—
Total other segment items	$1,253	$—

Operating income
Aerospace & Industrial	$29,922	$27,466
Defense Electronics	67,449	48,081
Naval & Power	41,863	35,191
Total Segment	139,234	110,738
Corporate and Eliminations (1)	(10,029)	(10,777)
Total Consolidated	$129,205	$99,961

Depreciation and amortization expense
Aerospace & Industrial	$7,672	$8,194
Defense Electronics	7,546	7,852
Naval & Power	14,862	10,250
Corporate	741	687
Total Consolidated	$30,821	$26,983

Capital expenditures
Aerospace & Industrial	$6,249	$3,906
Defense Electronics	3,517	2,339
Naval & Power	5,501	4,882
Corporate	506	928
Total Consolidated	$15,773	$12,055
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.
(2) Other segment items includes restructuring expenses associated with the 2024 Restructuring Program.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Earnings before taxes:
Total reportable segment operating income	$139,234	$110,738
Corporate and Eliminations	(10,029)	(10,777)
Interest expense	10,143	10,570
Other income, net	6,030	9,608
Earnings before income taxes	$125,092	$98,999

(In thousands)	March 31, 2025	December 31, 2024
Segment Assets
Aerospace & Industrial	$1,106,782	$1,090,739
Defense Electronics	1,493,473	1,446,949
Naval & Power	1,929,238	1,927,325
Corporate	422,298	520,691
Total consolidated	$4,951,791	$4,985,704

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2023	$(123,288)	$(89,935)	$(213,223)
Other comprehensive income (loss) before reclassifications (1)	(43,905)	13,898	(30,007)
Amounts reclassified from accumulated other comprehensive loss (1)	—	5	5
Net current period other comprehensive income (loss)	(43,905)	13,903	(30,002)
December 31, 2024	$(167,193)	$(76,032)	$(243,225)
Other comprehensive income (loss) before reclassifications (1)	19,084	(331)	18,753
Amounts reclassified from accumulated other comprehensive loss (1)	—	185	185
Net current period other comprehensive income (loss)	19,084	(146)	18,938
March 31, 2025	$(148,109)	$(76,178)	$(224,287)

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of March 31, 2025 and December 31, 2024, there were $22 million and $21 million of stand-by letters of credit outstanding, respectively. As of both March 31, 2025 and December 31, 2024, there were $15 million of bank guarantees outstanding. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $40 million surety bond.

14.    RESTRUCTURING COSTS

In 2024, the Corporation commenced restructuring activities across all of its segments to support its ongoing effort of improving operating efficiency ("2024 Restructuring Program"). These activities, which primarily include workforce reductions, consolidation of facilities, and costs related to legal entity restructuring, are anticipated to be substantially completed by June 30, 2025. For the three months ended March 31, 2025, these restructuring activities resulted in pre-tax charges of approximately $1.3 million. There were no such comparable charges for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, the restructuring liability associated with these restructuring activities was $1.2 million and $3.0 million, respectively. These balances are reported within Other Current Liabilities on the Condensed Consolidated Balance Sheet.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance; (d) impacts on our business related to ongoing supply chain disruptions, significant inflation, higher interest rates or deflation, labor shortages, U.S. and foreign trade policies and tariffs or other impositions on imported goods, and measures taken by governments and private industry in response, as well as related to the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and the related sanctions, (e) the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance, and (f) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2024 Annual Report on Form 10-K filed with the SEC, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission and other written or oral statements made or released by us. Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements (including the Notes to Condensed Consolidated Financial Statements) and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
COMPANY ORGANIZATION

Curtiss-Wright Corporation is a global integrated business that provides highly engineered products, solutions, and services mainly to A&D markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We report our operations through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We operate across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Approximately 70% of our 2025 revenues are expected to be generated from A&D-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three months ended March 31, 2025. The financial information as of March 31, 2025 should be read in conjunction with the financial statements for the year ended December 31, 2024 contained in our Form 10-K filed with the SEC.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2025	2024	% change
Sales
Aerospace & Industrial	$227,246	$219,325	4%
Defense Electronics	245,164	211,741	16%
Naval & Power	333,235	282,101	18%
Total sales	$805,645	$713,167	13%

Operating income
Aerospace & Industrial	$29,922	$27,466	9%
Defense Electronics	67,449	48,081	40%
Naval & Power	41,863	35,191	19%
Corporate and other	(10,029)	(10,777)	7%
Total operating income	$129,205	$99,961	29%

Interest expense	10,143	10,570	4%
Other income, net	6,030	9,608	(37%)

Earnings before income taxes	125,092	98,999	26%
Provision for income taxes	(23,755)	(22,504)	(6%)
Net earnings	$101,337	$76,495	32%

New orders	$1,017,967	$901,344	13%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2025 vs. 2024
	Sales	Operating Income
Organic	11%	30%
Acquisitions	3%	(3%)
Restructuring	—%	(1%)
Foreign currency	(1%)	3%
Total	13%	29%

Sales during the three months ended March 31, 2025 increased $92 million, or 13%, to $806 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $8 million, $33 million, and $51 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income during the three months ended March 31, 2025 increased $29 million, or 29%, to $129 million, compared with the prior year period, and operating margin increased 200 basis points to 16.0% compared with the same period in 2024. Increases in operating income and operating margin were primarily due to favorable absorption on higher sales across all segments as well as the benefits from our operational excellence initiatives. Operating income and operating margin in the

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Aerospace & Industrial segment also benefited from favorable foreign currency translation, with operating income and operating margin in the Naval & Power segment benefiting from an unfavorable naval contract adjustment in the prior year period that did not recur in the current period.

Non-segment operating expense during the three months ended March 31, 2025 decreased $1 million, or 7%, to $10 million, primarily due to lower corporate costs.

Interest expense of $10 million was essentially flat against the comparable prior year period.

Other income, net during the three months ended March 31, 2025 decreased $4 million, or 37%, to $6 million, primarily due to lower interest income in the current period and losses on equity securities held for investment purposes that were acquired in conjunction with our Ultra Energy acquisition.

The effective tax rate for the three months ended March 31, 2025 of 19.0% decreased compared to an effective tax rate of 22.7% in the comparable prior year period, primarily due to the tax benefits associated with our legal entity restructuring in the prior year period.

Comprehensive income for the three months ended March 31, 2025 was $120 million, compared to comprehensive income of $61 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $25 million, primarily due to higher operating income.
•Foreign currency translation adjustments for the three months ended March 31, 2025 resulted in a $19 million comprehensive gain, compared to a $16 million comprehensive loss in the prior period. The comprehensive gain during the current period was primarily attributed to an increase in the British Pound.

New orders increased $117 million during the three months ended March 31, 2025 from the comparable prior year period, primarily due to an increase in naval defense orders in the Naval & Power segment. This increase was partially offset by the timing of orders on ground and naval defense equipment in the Defense Electronics segment. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2025	2024	% change
Sales	$227,246	$219,325	4%
Operating income	29,922	27,466	9%
Operating margin	13.2%	12.5%	70	bps
New orders	$251,475	$252,218	—%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2025 vs. 2024
	Sales	Operating Income
Organic	4%	8%
Restructuring	—%	(5%)
Foreign currency	—%	6%
Total	4%	9%

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

Sales during the three months ended March 31, 2025 increased $8 million, or 4%, to $227 million from the prior year period. In the aerospace defense market, sales benefited primarily from higher demand for actuation equipment on the F-35 and other fighter jet programs. Sales increases in the commercial aerospace market were primarily due to higher OEM sales of sensors products and surface treatment services on narrowbody and widebody platforms. Sales in the general industrial market were essentially flat, as higher demand for industrial automation equipment was offset by lower sales of industrial vehicle products serving on-and off-highway vehicle platforms.

Operating income during the three months ended March 31, 2025 increased $2 million, or 9%, to $30 million from the prior year period, and operating margin increased 70 basis points to 13.2%, primarily due to favorable overhead absorption on higher sales and favorable foreign currency translation. These increases were partially offset by current period restructuring costs.

New orders of $251 million were essentially flat against the comparable prior year period.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended
	March 31,
(In thousands)	2025	2024	% change
Sales	$245,164	$211,741	16%
Operating income	67,449	48,081	40%
Operating margin	27.5%	22.7%	480	bps
New orders	$235,810	$287,280	(18%)

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2025 vs. 2024
	Sales	Operating Income
Organic	16%	38%
Restructuring	—%	—%
Foreign currency	—%	2%
Total	16%	40%

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales during the three months ended March 31, 2025 increased $33 million, or 16%, to $245 million from the prior year period. Sales in the aerospace defense market benefited $20 million primarily due to higher demand for embedded computing equipment on various helicopter programs. In the naval defense market, sales increased $10 million primarily due to higher demand for embedded computing equipment supporting various domestic and international programs. The ground defense market benefited from higher sales supporting U.S. ground vehicle modernization.

Operating income during the three months ended March 31, 2025 increased $19 million, or 40%, to $67 million, and operating margin increased 480 basis points from the prior year period to 27.5%, primarily due to favorable absorption on higher sales, the benefits from our operational excellence initiatives, and favorable mix on defense electronics products.

New orders during the three months ended March 31, 2025 decreased $51 million from the comparable prior year period, primarily due to the timing of orders on ground and naval defense equipment, including embedded computing and tactical communications products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended
	March 31,
(In thousands)	2025	2024	% change
Sales	$333,235	$282,101	18%
Operating income	41,863	35,191	19%
Operating margin	12.6%	12.5%	10	bps
New orders	$530,682	$361,846	47%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2025 vs. 2024
	Sales	Operating Income
Organic	12%	26%
Acquisitions	7%	(7%)
Restructuring	—%	—%
Foreign currency	(1%)	—%
Total	18%	19%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales during the three months ended March 31, 2025 increased $51 million, or 18%, to $333 million from the prior year period. In the naval defense market, sales increased $34 million primarily due to higher demand as well as the timing of sales on the Virginia-class and Columbia-class submarine programs. Sales in the naval defense market also benefited from higher growth on various next-generation submarine development programs as well as higher demand from international customers for aircraft handling systems equipment. Sales in the power & process market increased $20 million primarily due to the incremental impact from our WSC and Ultra Energy acquisitions as well as higher commercial nuclear aftermarket sales supporting the

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
maintenance of existing operating reactors and development of next-generation advanced reactors. These increases were partially offset by the timing of sales of arresting systems equipment in the aerospace defense market.

Operating income during the three months ended March 31, 2025 increased $7 million, or 19%, to $42 million, and operating margin increased 10 basis points from the prior year period to 12.6%, as favorable overhead absorption on higher sales as well as an unfavorable prior year period naval contract adjustment that did not recur in the current period were partially offset by unfavorable mix.

New orders increased $169 million during the three months ended March 31, 2025 from the comparable prior year period, primarily due to an increase in naval defense orders.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our operating results.

Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2025	2024	% change
Aerospace & Defense markets:
Aerospace Defense	$151,722	$132,074	15%
Ground Defense	97,237	90,760	7%
Naval Defense	221,086	177,647	24%
Commercial Aerospace	92,877	89,775	3%
Total Aerospace & Defense	$562,922	$490,256	15%

Commercial markets:
Power & Process	142,934	124,039	15%
General Industrial	99,789	98,872	1%
Total Commercial	$242,723	$222,911	9%

Total Curtiss-Wright	$805,645	$713,167	13%

Aerospace & Defense markets
Sales during the three months ended March 31, 2025 increased $73 million, or 15%, to $563 million, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on various helicopter programs as well as actuation equipment on the F-35 and other fighter jet programs. The ground defense market benefited primarily from higher sales supporting U.S. ground vehicle modernization. Sales increases in the naval defense market were primarily due to higher demand as well as the timing of sales on the Virginia-class and Columbia-class submarine programs as well as higher demand for embedded computing equipment supporting various domestic and international programs. In the commercial aerospace market, sales increased primarily due to higher OEM sales of sensors products as well as surface treatment services on narrowbody and widebody platforms.

Commercial markets
Sales during the three months ended March 31, 2025 increased $20 million, or 9%, to $243 million. In the power & process market, sales increased primarily due to the incremental impact from our WSC and Ultra Energy acquisitions as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors and development of next-generation advanced reactors. Sales in the general industrial market were essentially flat.

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

Condensed Consolidated Statements of Cash Flows	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Cash provided by (used in):
Operating activities	$(38,765)	$(45,633)
Investing activities	(24,893)	(12,014)
Financing activities	(98,578)	(7,006)
Effect of exchange-rate changes on cash	3,653	(4,180)
Net decrease in cash and cash equivalents	$(158,583)	$(68,833)

Net cash used in operating activities decreased $7 million from the prior year period, primarily due to higher cash earnings in the current period.

Net cash used in investing activities increased $13 million from the prior year period, primarily due to additional consideration paid in the current period pertaining to our Ultra Energy acquisition.

Net cash used in financing activities increased $92 million from the prior year period, primarily due to the repayment of our 3.85% Senior Notes in February 2025. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.8% for both the three months ended March 31, 2025 and 2024. The Corporation’s average debt outstanding was $1,021 million and $1,048 million for the three months ended March 31, 2025 and 2024, respectively.

Credit Agreement

As of March 31, 2025, the Corporation had approximately $22 million in letters of credit supported by the credit facility. The unused credit available under the credit facility as of March 31, 2025 was $728 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

For the three months ended March 31, 2025, the Corporation repurchased approximately 42,000 shares of its common stock for $14 million. For the three months ended March 31, 2024, the Corporation repurchased approximately 53,000 shares of its common stock for $12 million.

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

As of March 31, 2025, we had the ability to borrow additional debt of approximately $2.8 billion without violating our debt to capitalization covenant.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 13, 2025, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2025.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2024 Annual Report on Form 10-K filed with the SEC.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2025 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2025. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2024 Annual Report on Form 10-K filed with the SEC.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2025.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	13,306	$356.90	13,306	$155,391,930
February 1 - February 28	13,518	$333.91	26,824	150,878,133
March 1 - March 31	15,559	$320.59	42,383	145,890,001
For the quarter ended March 31, 2025	42,383	$336.24	42,383	$145,890,001

In November 2024, the Corporation entered into two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan will include purchases in the total amount of $60 million executed equally over the course of calendar year 2025. This written trading plan took effect on January 2, 2025 and will cease on December 31, 2025. The second trading plan includes potential purchases in the total amount of $100 million. The Company cannot predict when or if it will purchase any shares of common stock as such plan includes a price limit where the Company would not buy shares under the Rule 10b5-1 plan. This written trading plan took effect on January 2, 2025 and will cease on December 31, 2025. The terms of the trading plans can be found in the Corporation's Form 8-K filed with the U.S. Securities and Exchange Commission on November 19, 2024.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2025.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Director” of our 2025 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2024 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
Dated: May 8, 2025