Form 10-Q
period 2025-06-30
CURTISS WRIGHT CORP
filed 2025-08-07
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

or

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

Common Stock, par value $1.00 per share: 37,678,109 shares as of July 31, 2025.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net sales
Product sales	$746,679	$661,407	$1,425,656	$1,257,111
Service sales	129,897	123,384	256,565	240,847
Total net sales	876,576	784,791	1,682,221	1,497,958
Cost of sales
Cost of product sales	479,253	428,926	921,343	818,403
Cost of service sales	71,166	71,764	142,257	141,699
Total cost of sales	550,419	500,690	1,063,600	960,102
Gross profit	326,157	284,101	618,621	537,856
Research and development expenses	23,308	22,152	46,327	45,132
Selling expenses	41,764	35,126	81,689	71,891
General and administrative expenses	104,071	95,008	203,100	189,057
Restructuring expenses	707	2,918	1,993	2,918
Operating income	156,307	128,897	285,512	228,858
Interest expense	10,524	11,216	20,667	21,786
Other income, net	10,982	8,560	17,012	18,168
Earnings before income taxes	156,765	126,241	281,857	225,240
Provision for income taxes	(35,704)	(26,770)	(59,459)	(49,274)
Net earnings	$121,061	$99,471	$222,398	$175,966

Basic earnings per share	$3.21	$2.60	$5.90	$4.60
Diluted earnings per share	$3.19	$2.58	$5.87	$4.58

Dividends per share	0.24	0.21	0.45	0.41

Weighted-average shares outstanding:
Basic	37,692	38,302	37,682	38,273
Diluted	37,903	38,501	37,871	38,460
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net earnings	$121,061	$99,471	$222,398	$175,966
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$56,760	$(5,444)	$75,844	$(21,023)
Pension and postretirement adjustments, net of tax (1)	(590)	211	(736)	758
Other comprehensive income (loss), net of tax	56,170	(5,233)	75,108	(20,265)
Comprehensive income	$177,231	$94,238	$297,506	$155,701

(1) The tax benefit/(expense) included in foreign currency translation adjustments and pension and postretirement adjustments for the three and six months ended June 30, 2025 and June 30, 2024 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$331,664	$385,042
Receivables, net	961,601	835,037
Inventories, net	610,884	541,442
Other current assets	95,571	88,073
Total current assets	1,999,720	1,849,594
Property, plant, and equipment, net	359,683	339,118
Goodwill	1,698,642	1,675,718
Other intangible assets, net	569,566	596,831
Operating lease right-of-use assets, net	192,317	169,350
Prepaid pension asset	314,921	299,130
Other assets	59,626	55,963
Total assets	$5,194,475	$4,985,704
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$—	$90,000
Accounts payable	261,070	247,185
Accrued expenses	178,780	219,054
Deferred revenue	500,245	459,421
Other current liabilities	86,431	80,288
Total current liabilities	1,026,526	1,095,948
Long-term debt	958,381	958,949
Deferred tax liabilities, net	144,815	140,659
Accrued pension and other postretirement benefit costs	69,712	67,413
Long-term operating lease liability	171,019	148,175
Other liabilities	112,302	124,761
Total liabilities	2,482,755	2,535,905
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 49,187,378 shares issued as of June 30, 2025 and December 31, 2024; outstanding shares were 37,673,073 as of June 30, 2025 and 37,650,645 as of December 31, 2024	49,187	49,187
Additional paid in capital	149,650	147,940
Retained earnings	4,066,497	3,861,073
Accumulated other comprehensive loss	(168,117)	(243,225)
Common treasury stock, at cost (11,514,305 shares as of June 30, 2025 and 11,536,733 shares as of December 31, 2024)	(1,385,497)	(1,365,176)
Total stockholders’ equity	2,711,720	2,449,799
Total liabilities and stockholders’ equity	$5,194,475	$4,985,704

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net earnings	$222,398	$175,966
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	62,128	54,151
Loss on sale/disposal of long-lived assets	336	85
Deferred income taxes	(1,240)	(7,823)
Share-based compensation	10,484	9,466
Non-cash restructuring charges	468	1,394
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(110,541)	(85,914)
Inventories, net	(57,614)	(54,113)
Accounts payable and accrued expenses	(40,083)	(55,306)
Deferred revenue	35,719	36,573
Pension and postretirement liabilities, net	(10,691)	(9,528)
Other current and long-term assets and liabilities	(13,544)	751
Net cash provided by operating activities	97,820	65,702
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	302	135
Additions to property, plant, and equipment	(35,154)	(23,119)
Proceeds from sale of equity securities	7,919	—
Acquisition of business, net of cash acquired	—	(33,756)
Additional consideration paid on prior year acquisitions	(9,619)	—
Net cash used for investing activities	(36,552)	(56,740)
Cash flows from financing activities:
Borrowings under revolving credit facilities	139,025	8,893
Payments of revolving credit facilities	(139,025)	(8,893)
Principal payments on debt	(90,000)	—
Repurchases of common stock	(35,075)	(24,796)
Proceeds from share-based compensation	5,981	5,472
Dividends paid	(7,923)	(7,665)
Other	(622)	(579)
Net cash used for financing activities	(127,639)	(27,568)
Effect of exchange-rate changes on cash	12,993	(5,697)
Net decrease in cash and cash equivalents	(53,378)	(24,303)
Cash and cash equivalents at beginning of period	385,042	406,867
Cash and cash equivalents at end of period	$331,664	$382,564
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2024	$49,187	$147,940	$3,861,073	$(243,225)	$(1,365,176)
Net earnings	—	—	222,398	—	—
Other comprehensive income, net of tax	—	—	—	75,108	—
Dividends declared	—	—	(16,974)	—	—
Restricted stock	—	(11,287)	—	—	11,287
Employee stock purchase plan	—	3,657	—	—	2,324
Share-based compensation	—	10,410	—	—	74
Repurchase of common stock (1)	—	—	—	—	(35,075)
Other	—	(1,070)	—	—	1,069
June 30, 2025	$49,187	$149,650	$4,066,497	$(168,117)	$(1,385,497)

	For the three months ended June 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2025	$49,187	$145,217	$3,954,481	$(224,287)	$(1,365,451)
Net earnings	—	—	121,061	—	—
Other comprehensive income, net of tax	—	—	—	56,170	—
Dividends declared	—	—	(9,045)	—	—
Restricted stock	—	—	—	—	—
Share-based compensation	—	5,213	—	—	—
Repurchase of common stock (1)	—	—	—	—	(20,825)
Other	—	(780)	—	—	779
June 30, 2025	$49,187	$149,650	$4,066,497	$(168,117)	$(1,385,497)

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

See notes to condensed consolidated financial statements
(1) For the three and six months ended June 30, 2025, the Corporation repurchased approximately 60,000 and 102,000 shares of its common stock, respectively. For the three and six months ended June 30, 2024, the Corporation repurchased approximately 47,000 and 100,000 shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and six months ended June 30, 2025 and 2024, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2024 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Over-time	51%	50%	52%	50%
Point-in-time	49%	50%	48%	50%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $3.9 billion as of June 30, 2025, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Aerospace & Defense
Aerospace Defense	$167,587	$154,104	$319,309	$286,178
Ground Defense	97,542	84,939	194,779	175,700
Naval Defense	240,086	209,847	461,172	387,494
Commercial Aerospace	103,318	93,316	196,195	183,091
Total Aerospace & Defense	$608,533	$542,206	$1,171,455	$1,032,463

Commercial
Power & Process	$163,473	$138,601	$306,407	$262,639
General Industrial	104,570	103,984	204,359	202,856
Total Commercial	$268,043	$242,585	$510,766	$465,495

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total	$876,576	$784,791	$1,682,221	$1,497,958

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and six months ended June 30, 2025 included in the contract liabilities balance as of January 1, 2025 was approximately $95 million and $211 million, respectively. Revenue recognized during the three and six months ended June 30, 2024 included in the contract liabilities balance as of January 1, 2024 was approximately $71 million and $161 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the six months ended June 30, 2025, the Corporation did not complete any acquisitions.

During the year ended December 31, 2024, the Corporation acquired two businesses for an aggregate purchase price of $235 million. The Condensed Consolidated Statement of Earnings for the six months ended June 30, 2025 includes $44 million of total net sales and $3 million of net losses from the Corporation's 2024 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition inclusive of subsequent purchase price adjustments.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
Accounts receivable	$24,476
Inventory	5,789
Other current and non-current assets	8,877
Property, plant and equipment	11,716
Intangible assets	101,967
Operating lease right-of-use assets, net	1,858
Current and non-current liabilities	(14,360)
Deferred revenue	(12,969)
Deferred income taxes	(15,528)
Net tangible and intangible assets	111,826
Goodwill	122,824
Total purchase price	$234,650

Goodwill deductible for tax purposes	$—

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

The composition of receivables is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Billed receivables:
Trade and other receivables	$549,563	$479,837
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed, net of progress payments	418,267	359,402
Less: Allowance for doubtful accounts	(6,229)	(4,202)
Receivables, net	$961,601	$835,037

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

The composition of inventories is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Raw materials	$293,868	$262,365
Work-in-process	124,495	108,088
Finished goods	146,752	134,624
Inventoried costs related to U.S. Government and other long-term contracts, net of progress payments	45,769	36,365
Inventories, net	$610,884	$541,442

6.           GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2025 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2024	$323,504	$701,719	$650,495	$1,675,718
Adjustments(1)	—	—	(9,329)	(9,329)
Foreign currency translation adjustment	5,722	14,060	12,471	32,253
June 30, 2025	$329,226	$715,779	$653,637	$1,698,642

(1)Amount includes post-closing purchase price adjustments related to the Corporation's acquisitions of WSC and Ultra Energy.

7.           OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2025			December 31, 2024
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$335,808	$(219,389)	$116,419	$330,593	$(208,094)	$122,499
Customer related intangibles	750,403	(397,314)	353,089	736,612	(367,872)	368,740
Programs (1)	144,000	(52,200)	91,800	144,000	(48,600)	95,400
Other intangible assets	55,983	(47,725)	8,258	55,738	(45,546)	10,192
Total	$1,286,194	$(716,628)	$569,566	$1,266,943	$(670,112)	$596,831

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the six months ended June 30, 2025 was $36 million, as compared to $29 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In millions)
2025	$73
2026	$60
2027	$57
2028	$51
2029	$51

8.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of June 30, 2025. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.85% Senior notes due 2025	$—	$—	$90,000	$89,876
4.24% Senior notes due 2026	200,000	198,327	200,000	196,059
4.05% Senior notes due 2028	67,500	66,091	67,500	64,733
4.11% Senior notes due 2028	90,000	87,756	90,000	85,784
3.10% Senior notes due 2030	150,000	136,576	150,000	131,386
3.20% Senior notes due 2032	150,000	131,111	150,000	125,426
4.49% Senior notes due 2032	200,000	189,493	200,000	182,451
4.64% Senior notes due 2034	100,000	93,215	100,000	89,538
Total debt	957,500	902,569	1,047,500	965,253
Debt issuance costs, net	(1,225)	(1,225)	(1,326)	(1,326)
Unamortized interest rate swap proceeds	2,106	2,106	2,775	2,775
Total debt, net	$958,381	$903,450	$1,048,949	$966,702

9.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2024 Annual Report on Form 10-K filed with the SEC.

The components of net periodic pension cost for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Service cost	$3,776	$4,270	$7,524	$8,552
Interest cost	8,999	8,585	17,958	17,178
Expected return on plan assets	(17,746)	(16,538)	(35,419)	(33,091)
Amortization of prior service cost	(9)	(7)	(17)	(15)
Amortization of unrecognized actuarial loss	252	266	498	532
Net periodic pension benefit	$(4,728)	$(3,424)	$(9,456)	$(6,844)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the six months ended June 30, 2025, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2025.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and six months ended June 30, 2025, the expense relating to the plan was $7.6 million and $16.1 million, respectively. During the three and six months ended June 30, 2024, the expense relating to the plan was $6.7 million and $14.3 million, respectively.

10.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Basic weighted-average shares outstanding	37,692	38,302	37,682	38,273
Dilutive effect of deferred stock compensation	211	199	189	187
Diluted weighted-average shares outstanding	37,903	38,501	37,871	38,460

For the three and six months ended June 30, 2025, there were approximately 16,000 and 8,000 shares, respectively, issuable under equity-based awards that were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were approximately 39,000 and 49,000 anti-dilutive equity-based awards for the three and six months ended June 30, 2024, respectively.

11.           SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Operating results by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Net sales
Aerospace & Industrial	$239,314	$233,591	$466,754	$453,138
Defense Electronics	254,158	229,210	499,877	441,693
Naval & Power	384,585	323,206	717,941	605,419
Less: Intersegment revenues	(1,481)	(1,216)	(2,351)	(2,292)
Total net sales	$876,576	$784,791	$1,682,221	$1,497,958

Cost of sales
Aerospace & Industrial	$152,022	$151,183	299,784	$298,406
Defense Electronics	132,371	120,280	257,084	233,213
Naval & Power	262,012	221,809	494,771	418,410
Total cost of sales	$546,405	$493,272	$1,051,639	$950,029

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and development expenses
Aerospace & Industrial	$6,224	$6,379	$13,021	$12,688
Defense Electronics	13,205	12,787	26,207	26,892
Naval & Power	3,546	2,513	6,411	4,859
Total research and development expenses	$22,975	$21,679	$45,639	$44,439

Selling expenses
Aerospace & Industrial	$7,112	$6,501	$14,314	$13,138
Defense Electronics	15,904	13,669	30,934	27,898
Naval & Power	17,987	13,897	34,810	29,355
Total selling expenses	$41,003	$34,067	$80,058	$70,391

General and administrative expenses
Aerospace & Industrial	$34,368	$33,055	$68,872	$64,967
Defense Electronics	24,826	23,704	50,351	46,839
Naval & Power	40,563	38,506	79,609	71,123
Total general and administrative expenses	$99,757	$95,265	$198,832	$182,929

Other segment items(2)
Aerospace & Industrial	$582	$1,227	$1,835	$1,227
Defense Electronics	19	526	19	526
Naval & Power	61	198	61	198
Total other segment items	$662	$1,951	$1,915	$1,951

Operating income (expense)
Aerospace & Industrial	$39,006	$35,246	$68,928	$62,712
Defense Electronics	67,833	58,244	135,282	106,325
Naval & Power	60,416	46,283	102,279	81,474
Total Segment	167,255	139,773	306,489	250,511
Corporate and other (1)	(10,948)	(10,876)	(20,977)	(21,653)
Total consolidated	$156,307	$128,897	$285,512	$228,858

Depreciation and amortization expense
Aerospace & Industrial	$7,960	$8,235	$15,632	$16,429
Defense Electronics	7,662	7,710	15,208	15,562
Naval & Power	14,981	10,522	29,843	20,772
Corporate	704	701	1,445	1,388
Total Consolidated	$31,307	$27,168	$62,128	$54,151

Capital expenditures
Aerospace & Industrial	$9,434	$4,619	$15,683	$8,525
Defense Electronics	2,410	2,092	5,927	4,431
Naval & Power	6,032	2,907	11,533	7,789
Corporate	1,505	1,446	2,011	2,374
Total Consolidated	$19,381	$11,064	$35,154	$23,119
(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, and certain other expenses.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Other segment items includes restructuring expenses associated with the 2024 Restructuring Program.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Earnings before taxes:	2025	2024	2025	2024
Total reportable segment operating income	$167,255	$139,773	$306,489	$250,511
Corporate and Eliminations	(10,948)	(10,876)	(20,977)	(21,653)
Interest expense	10,524	11,216	20,667	21,786
Other income, net	10,982	8,560	17,012	18,168
Earnings before income taxes	$156,765	$126,241	$281,857	$225,240

(In thousands)	June 30, 2025	December 31, 2024
Segment assets
Aerospace & Industrial	$1,132,757	$1,090,739
Defense Electronics	1,546,342	1,446,949
Naval & Power	2,005,138	1,927,325
Corporate and Other	510,238	520,691
Total consolidated	$5,194,475	$4,985,704

12.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2023	$(123,288)	$(89,935)	$(213,223)
Other comprehensive income (loss) before reclassifications (1)	(43,905)	13,898	(30,007)
Amounts reclassified from accumulated other comprehensive income (1)	—	5	5
Net current period other comprehensive income (loss)	(43,905)	13,903	(30,002)
December 31, 2024	$(167,193)	$(76,032)	$(243,225)
Other comprehensive income (loss) before reclassifications (1)	75,844	(1,111)	74,733
Amounts reclassified from accumulated other comprehensive income (1)	—	375	375
Net current period other comprehensive income (loss)	75,844	(736)	75,108
June 30, 2025	$(91,349)	$(76,768)	$(168,117)
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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of June 30, 2025 and December 31, 2024, there were $27 million and $21 million of stand-by letters of credit outstanding, respectively, and $17 million and $15 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $40 million surety bond.

14. RESTRUCTURING COSTS

In 2024, the Corporation commenced restructuring activities across all of its segments to support its ongoing effort of improving operating efficiency ("2024 Restructuring Program"). These activities, which primarily include workforce reductions, consolidation of facilities, and costs related to legal entity restructuring, have been substantially completed as of June 30, 2025. For the three and six months ended June 30, 2025, these restructuring activities resulted in pre-tax charges of approximately $0.7 million and $2.0 million respectively, compared to pre-tax charges of approximately $4.3 million for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the restructuring liability associated with these restructuring activities was $1.1 million and $3.0 million, respectively. These balances are reported within Other Current Liabilities on the Condensed Consolidated Balance Sheet.

15. SUBSEQUENT EVENTS

On July 4, 2025, the U.S. signed into law H.R.1, also known as the One Big Beautiful Bill Act (OBBBA). The OBBBA extends various expiring tax provisions from the Tax Cuts and Jobs Act (TCJA) and introduces a variety of other substantial tax law changes. For Curtiss-Wright, the most significant impact relates to the immediate expensing of research and development expenditures, which is expected to reduce total 2025 estimated tax payments by approximately $15 million. The OBBBA is also expected to result in an immaterial increase in the corporate effective tax rate in 2025, primarily due to a lower Foreign Derived Deduction Eligible Income benefit.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and six month periods ended June 30, 2025. The financial information as of June 30, 2025 should be read in conjunction with the financial statements for the year ended December 31, 2024 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Sales
Aerospace & Industrial	$239,138	$233,232	3%	$466,384	$452,557	3%
Defense Electronics	253,011	228,461	11%	498,175	440,202	13%
Naval & Power	384,427	323,098	19%	717,662	605,199	19%
Total sales	$876,576	$784,791	12%	$1,682,221	$1,497,958	12%

Operating income
Aerospace & Industrial	$39,006	$35,246	11%	$68,928	$62,712	10%
Defense Electronics	67,833	58,244	16%	135,282	106,325	27%
Naval & Power	60,416	46,283	31%	102,279	81,474	26%
Corporate and other	(10,948)	(10,876)	(1%)	(20,977)	(21,653)	3%
Total operating income	$156,307	$128,897	21%	$285,512	$228,858	25%

Interest expense	10,524	11,216	6%	20,667	21,786	5%
Other income, net	10,982	8,560	28%	17,012	18,168	(6%)

Earnings before income taxes	156,765	126,241	24%	281,857	225,240	25%
Provision for income taxes	(35,704)	(26,770)	(33%)	(59,459)	(49,274)	(21%)
Net earnings	$121,061	$99,471	22%	$222,398	$175,966	26%

New orders	$999,595	$995,416	—%	$2,017,563	$1,896,760	6%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025 vs. 2024		2025 vs. 2024
	Sales	Operating Income	Sales	Operating Income
Organic	9%	17%	10%	23%
Acquisitions	3%	—%	2%	(1%)
Restructuring	—%	3%	—%	1%
Foreign currency	—%	1%	—%	2%
Total	12%	21%	12%	25%

Sales in the second quarter increased $92 million, or 12%, to $877 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $6 million, $25 million, and $61 million, respectively.

Sales during the six months ended June 30, 2025 increased $184 million, or 12%, to $1,682 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $14 million, $58 million, and $112 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Operating income in the second quarter increased $27 million, or 21%, to $156 million, and operating margin increased 140 basis points to 17.8% compared with the same period in 2024, due to increases across all segments. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable foreign currency translation. Operating income and operating margin in the Defense Electronics segment increased primarily due to favorable absorption on higher sales as well as the benefits from our operational excellence initiatives. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales as well as favorable product mix.

Operating income during the six months ended June 30, 2025 increased $57 million, or 25%, to $286 million, and operating margin increased 170 basis points to 17.0%, compared with the same period in 2024, due to increases across all segments. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable foreign currency translation. Operating income and operating margin in the Defense Electronics segment increased primarily due to favorable absorption on higher sales, the benefits from our operational excellence initiatives, and favorable mix on defense electronics products. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales as well as an unfavorable prior year period naval contract adjustment that did not recur in the current period. These increases were partially offset by unfavorable product mix and higher investment in research and development.

Non-segment operating expense in the second quarter of $11 million was essentially flat against the comparable prior year period. Non-segment operating expense during the six months ended June 30, 2025 decreased $1 million, or 3%, to $21 million, primarily due to lower corporate costs.

Interest expense in the second quarter and six months ended June 30, 2025 decreased $1 million, or 6% to $11 million and $1 million, or 5%, to $21 million, respectively, primarily due to lower borrowings under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”).

Other income, net in the second quarter increased $2 million, or 28%, to $11 million, primarily due to primarily due to lower overall pension costs against the comparable prior year period. Other income, net during the six months ended June 30, 2025 decreased $1 million, or 6%, to $17 million, primarily due to lower interest income in the current period.

The effective tax rate of 22.8% in the second quarter increased compared to an effective tax rate of 21.2% in the prior year period, primarily due to higher provisional tax expense associated with foreign withholding taxes in the current period. The effective tax rate of 21.1% for the six months ended June 30, 2025 decreased as compared to an effective tax rate of 21.9% in the prior year period, primarily due to the full year estimated benefit of the prior year’s legal entity restructuring, partially offset by higher provisional tax expense associated with foreign withholding taxes in the current period.

Comprehensive income in the second quarter was $177 million, compared to comprehensive income of $94 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the second quarter resulted in a $57 million comprehensive gain, compared to a $5 million comprehensive loss in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound and Canadian dollar.
•Net earnings increased $22 million, primarily due to higher operating income.

Comprehensive income during the six months ended June 30, 2025 was $298 million, compared to comprehensive income of $156 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments for the six months ended June 30, 2025 resulted in a $76 million comprehensive gain, compared to a $21 million comprehensive loss in the prior period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound and Canadian dollar.
•Net earnings increased $46 million, primarily due to higher operating income.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
New orders in the second quarter increased $4 million from the comparable prior year period, primarily due to an increase in orders in the Aerospace & Industrial segment for sensors and actuation products as well as surface treatment services within our A&D markets, as well as the timing of orders on naval defense equipment in the Defense Electronics segment. These increases were partially offset by the timing of naval defense orders in the Naval & Power segment.

New orders during the six months ended June 30, 2025 increased $121 million from the comparable prior year period, primarily due to the timing of naval defense orders in the Naval & Power segment. New orders also benefited from an increase in orders in the Aerospace & Industrial segment for sensors products and surface treatment services within our A&D markets. These increases were partially offset by the timing of orders on ground and naval defense equipment in the Defense Electronics segment.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Sales	$239,138	$233,232	3%	$466,384	$452,557	3%
Operating income	39,006	35,246	11%	68,928	62,712	10%
Operating margin	16.3%	15.1%	120 bps	14.8%	13.9%	90 bps
New orders	$243,601	$223,349	9%	$495,076	$475,567	4%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025 vs. 2024		2025 vs. 2024
	Sales	Operating Income	Sales	Operating Income
Organic	2%	1%	3%	4%
Restructuring	—%	6%	—%	1%
Foreign currency	1%	4%	—%	5%
Total	3%	11%	3%	10%

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and aerospace & defense markets, and, to a lesser extent, the power & process markets.

Sales in the second quarter increased $6 million, or 3%, to $239 million from the prior year period, primarily due to sales increases of $8 million in the commercial aerospace market from higher demand for OEM sensors products as well as surface treatment services on narrowbody and widebody platforms.

Sales during the six months ended June 30, 2025 increased $14 million, or 3%, to $466 million from the prior year period. In the commercial aerospace market, sales increased $11 million primarily due to higher OEM sales of sensors products as well as surface treatment services on narrowbody and widebody platforms. Sales in the aerospace defense market benefited $8 million, primarily from higher demand for actuation equipment on the F-35 and other fighter jet programs. These increases were partially offset by lower sales in the general industrial market, primarily due to reduced sales of industrial vehicle products to off-highway vehicle platforms.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Operating income in the second quarter increased $4 million, or 11%, to $39 million from the comparable prior year period, and operating margin increased 120 basis points to 16.3%. Operating income during the six months ended June 30, 2025 increased $6 million, or 10%, to $69 million from the prior year period, and operating margin increased 90 basis points to 14.8%. Increases in operating income and operating margin in both respective periods were primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable foreign currency translation.

New orders in the second quarter increased $20 million primarily due to an increase in orders for sensors and actuation products and surface treatment services within our A&D markets.

New orders during the six months ended June 30, 2025 increased $20 million primarily due to an increase in orders for sensors products and surface treatment services within our A&D markets.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Sales	$253,011	$228,461	11%	$498,175	$440,202	13%
Operating income	67,833	58,244	16%	135,282	106,325	27%
Operating margin	26.8%	25.5%	130 bps	27.2%	24.2%	300 bps
New orders	$233,457	$222,390	5%	$469,268	$509,670	(8%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025 vs. 2024		2025 vs. 2024
	Sales	Operating Income	Sales	Operating Income
Organic	10%	15%	13%	25%
Restructuring	—%	—%	—%	—%
Foreign Currency	1%	1%	—%	2%
Total	11%	16%	13%	27%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the second quarter increased $25 million, or 11%, to $253 million from the prior year period. In the aerospace defense market, sales increased $12 million primarily due to higher demand for embedded computing equipment on various international fighter jet programs as well as domestic unmanned aerial vehicle programs. Sales in the ground defense market benefited $12 million primarily due to higher demand for tactical battlefield communications equipment as well as increased support for U.S. ground vehicle modernization.

Sales during the six months ended June 30, 2025 increased $58 million, or 13%, to $498 million from the prior year period. In the aerospace defense market, sales increased $32 million primarily due to higher demand for embedded computing equipment on various international programs as well as domestic unmanned aerial vehicle programs. Sales in the ground defense market benefited $16 million primarily due to higher demand for tactical battlefield communications equipment as well as increased support for U.S. ground vehicle modernization. In the naval defense market, sales increased $8 million primarily due to higher demand for embedded computing equipment supporting various domestic and international programs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Operating income in the second quarter increased $10 million, or 16%, to $68 million compared to the prior year period, and operating margin increased 130 basis points from the prior year period to 26.8%, primarily due to favorable absorption on higher sales as well as the benefits from our operational excellence initiatives. Operating income during the six months ended June 30, 2025 increased $29 million, or 27%, to $135 million, and operating margin increased 300 basis points from the prior year period to 27.2%, primarily due to favorable absorption on higher sales, the benefits from our operational excellence initiatives, and favorable mix on defense electronics products.

New orders in the second quarter increased $11 million primarily due to the timing of orders on naval defense equipment.

New orders during the six months ended June 30, 2025 decreased $40 million primarily due to the timing of orders on ground and naval defense equipment, including embedded computing and tactical communications products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Sales	$384,427	$323,098	19%	$717,662	$605,199	19%
Operating income	60,416	46,283	31%	102,279	81,474	26%
Operating margin	15.7%	14.3%	140 bps	14.3%	13.5%	80 bps
New orders	$522,537	$549,677	(5%)	$1,053,219	$911,523	16%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025 vs. 2024		2025 vs. 2024
	Sales	Operating Income	Sales	Operating Income
Organic	12%	29%	12%	27%
Acquisitions	7%	1%	7%	(3%)
Restructuring	—%	—%	—%	—%
Foreign currency	—%	1%	—%	2%
Total	19%	31%	19%	26%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales in the second quarter increased $61 million, or 19%, to $384 million from the prior year period. In the naval defense market, sales increased $35 million primarily due to the timing of sales on the Columbia-class submarine program as well as higher growth on various next-generation submarine development programs. Sales in the power & process market increased $25 million primarily due to the incremental impact from our Ultra Energy acquisition as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors and development of next-generation advanced reactors.

Sales during the six months ended June 30, 2025 increased $112 million, or 19%, to $718 million from the prior year period. In the naval defense market, sales increased $69 million primarily due to higher demand as well as the timing of sales on the Columbia-class and Virginia-class submarine programs. Sales in the naval defense market also benefited from higher growth on various next-generation submarine development programs. Sales in the power & process market increased $46 million primarily due to the incremental impact from our Ultra Energy and WSC acquisitions as well as higher commercial nuclear

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
aftermarket sales supporting the maintenance of existing operating reactors and development of next-generation advanced reactors. These increases were partially offset by the timing of sales of arresting systems equipment in the aerospace defense market.

Operating income in the second quarter increased $14 million, or 31%, to $60 million, and operating margin increased 140 basis points from the prior year period to 15.7%, primarily due to favorable overhead absorption on higher sales as well as favorable product mix. These increases were partially offset by higher investment in research and development.

Operating income during the six months ended June 30, 2025 increased $21 million, or 26%, to $102 million, and operating margin increased 80 basis points from the prior year period to 14.3%, primarily due to favorable overhead absorption on higher sales as well as an unfavorable prior year period naval contract adjustment that did not recur in the current period. These increases were partially offset by unfavorable product mix and higher investment in research and development.

New orders in the second quarter and six months ended June 30, 2025 decreased $27 million and increased $142 million, respectively, primarily due to the timing of naval defense orders as well as an increase in orders for commercial nuclear products.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Aerospace & Defense markets:
Aerospace Defense	$167,587	$154,104	9%	$319,309	$286,178	12%
Ground Defense	97,542	84,939	15%	194,779	175,700	11%
Naval Defense	240,086	209,847	14%	461,172	387,494	19%
Commercial Aerospace	103,318	93,316	11%	196,195	183,091	7%
Total Aerospace & Defense	$608,533	$542,206	12%	$1,171,455	$1,032,463	13%

Commercial markets:
Power & Process	$163,473	$138,601	18%	$306,407	$262,639	17%
General Industrial	104,570	103,984	1%	204,359	202,856	1%
Total Commercial	$268,043	$242,585	10%	$510,766	$465,495	10%

Total Curtiss-Wright	$876,576	$784,791	12%	$1,682,221	$1,497,958	12%

Aerospace & Defense markets
Sales in the second quarter increased $66 million, or 12%, to $609 million against the comparable prior year period, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on various international fighter jet programs as well as domestic unmanned aerial vehicle programs. In the ground defense market, sales increased primarily due to higher demand for tactical battlefield communications equipment as well as increased support for U.S. ground vehicle modernization. Sales increases in the naval defense market were primarily due to the timing of sales on the Columbia-class submarine program as well as higher growth on various next-generation submarine development programs. In the commercial aerospace market, sales increased primarily due to higher OEM sales of sensors products as well as surface treatment services on narrowbody and widebody platforms.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Sales during the six months ended June 30, 2025 increased $139 million, or 13%, to $1,171 million, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher demand for embedded computing equipment on various international programs as well as domestic unmanned aerial vehicle programs. Sales in the aerospace defense market also benefited from higher demand for actuation equipment on the F-35 and other fighter jet programs. Sales in the ground defense market increased primarily due to higher demand for tactical battlefield communications equipment as well as increased support for U.S. ground vehicle modernization. Sales increases in the naval defense market were primarily due to higher demand as well as the timing of sales on the Columbia-class and Virginia-class submarine programs. Sales in the naval defense market also benefited from higher growth on various next-generation submarine development programs as well as higher demand for embedded computing equipment supporting various domestic and international programs. Sales in the commercial aerospace market primarily benefited from higher OEM demand for sensors products as well as surface treatment services on narrowbody and widebody platforms.

Commercial markets
Sales in the second quarter increased $25 million, or 10%, to $268 million. Sales in the power & process market increased primarily due to the incremental impact from our Ultra Energy acquisition as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors and development of next-generation advanced reactors. Sales in the general industrial market were essentially flat.

Sales during the six months ended June 30, 2025 increased $45 million, or 10%, to $511 million. Sales in the power & process market increased primarily due to the incremental impact from our Ultra Energy and WSC acquisitions as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors and development of next-generation advanced reactors. Sales in the general industrial market were essentially flat.

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

Condensed Consolidated Statements of Cash Flows	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024
Cash provided by (used for):
Operating activities	$97,820	$65,702
Investing activities	(36,552)	(56,740)
Financing activities	(127,639)	(27,568)
Effect of exchange-rate changes on cash	12,993	(5,697)
Net decrease in cash and cash equivalents	(53,378)	(24,303)

Net cash provided by operating activities increased $32 million from the prior year period, primarily due to higher cash earnings.

Net cash used for investing activities decreased $20 million from the prior year period, primarily due to our acquisition of WSC in the prior year period.

Net cash used for financing activities increased $100 million from the prior year period, primarily due to the repayment of our 3.85% Senior Notes in February 2025. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

The Corporation’s debt outstanding had an average interest rate of 3.8% for both the three and six months ended June 30, 2025, respectively, and 3.8% for both the three and six months ended June 30, 2024, respectively. The Corporation’s average debt outstanding was $960 million and $990 million for the three and six months ended June 30, 2025, respectively, and $1.0 billion for both the three and six months ended June 30, 2024, respectively.

Credit Agreement

As of June 30, 2025, the Corporation had approximately $27 million in letters of credit supported by the credit facility. The unused credit available under the credit facility as of June 30, 2025 was $723 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

For the six months ended June 30, 2025, the Corporation repurchased approximately 102,000 shares of its common stock for $35 million. For the six months ended June 30, 2024, the Corporation repurchased approximately 100,000 shares of its common stock for $25 million.

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

As of June 30, 2025, we had the ability to borrow additional debt of $3.0 billion without violating our debt to capitalization covenant.

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

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2025.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2024 Annual Report on Form 10-K.

Item 4.        CONTROLS AND PROCEDURES

As of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2025 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     RISK FACTORS

There have been no material changes in our Risk Factors during the six months ended June 30, 2025. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2024 Annual Report on Form 10-K.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2025.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	36,792	$295.10	79,175	$135,032,857
May 1 - May 31	12,520	$398.15	91,695	$130,048,076
June 1 - June 30	10,189	$465.80	101,884	$125,302,068
For the quarter ended June 30, 2025	59,501	$346.01	101,884	$125,302,068

In November 2024, the Corporation entered into two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan will include purchases in the total amount of $60 million executed equally over the course of calendar year 2025. This written trading plan took effect on January 2, 2025 and will cease on December 31, 2025. The second trading plan includes potential purchases in the total amount of $100 million. During the quarter ended June 30, 2025, the Company repurchased $6 million of shares under this second trading plan. The Company cannot predict when or if it will purchase any additional shares of common stock as such plan includes a price limit where the Company would not buy shares under the Rule 10b5-1 plan. This written trading plan took effect on January 2, 2025 and will cease on December 31, 2025. The terms of the trading plans can be found in the Corporation's Form 8-K filed with the U.S. Securities and Exchange Commission on November 19, 2024.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2025. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2025 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2024 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the six months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
Dated: August 7, 2025