Form 10-Q
period 2025-09-30
CURTISS WRIGHT CORP
filed 2025-11-06
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

or

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

Common Stock, par value $1.00 per share: 36,874,638 shares as of October 31, 2025.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net sales
Product sales	$739,094	$684,216	$2,164,750	$1,941,327
Service sales	130,076	114,702	386,641	355,549
Total net sales	869,170	798,918	2,551,391	2,296,876
Cost of sales
Cost of product sales	470,677	434,370	1,392,020	1,252,773
Cost of service sales	71,023	66,285	213,280	207,984
Total cost of sales	541,700	500,655	1,605,300	1,460,757
Gross profit	327,470	298,263	946,091	836,119
Research and development expenses	23,407	20,734	69,734	65,866
Selling expenses	40,559	37,311	122,248	109,202
General and administrative expenses	96,449	92,035	299,549	281,092
Restructuring expenses	804	3,280	2,797	6,198
Operating income	166,251	144,903	451,763	373,761
Interest expense	10,484	11,408	31,151	33,194
Other income, net	5,386	10,126	22,398	28,294
Earnings before income taxes	161,153	143,621	443,010	368,861
Provision for income taxes	(36,321)	(32,461)	(95,780)	(81,735)
Net earnings	$124,832	$111,160	$347,230	$287,126

Basic earnings per share	$3.34	$2.91	$9.24	$7.51
Diluted earnings per share	$3.31	$2.89	$9.19	$7.47

Dividends per share	0.24	0.21	0.69	0.62

Weighted-average shares outstanding:
Basic	37,430	38,208	37,582	38,245
Diluted	37,663	38,451	37,786	38,451
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net earnings	$124,832	$111,160	$347,230	$287,126
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(13,975)	$30,667	$61,869	$9,644
Pension and postretirement adjustments, net of tax (1)	(3,836)	(607)	(4,572)	151
Other comprehensive income (loss), net of tax	(17,811)	30,060	57,297	9,795
Comprehensive income	$107,021	$141,220	$404,527	$296,921

(1) The tax benefit/(expense) included in foreign currency translation adjustments and pension and postretirement adjustments for the three and nine months ended September 30, 2025 and September 30, 2024 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$225,427	$385,042
Receivables, net	976,885	835,037
Inventories, net	636,883	541,442
Other current assets	87,931	88,073
Total current assets	1,927,126	1,849,594
Property, plant, and equipment, net	364,188	339,118
Goodwill	1,692,772	1,675,718
Other intangible assets, net	550,202	596,831
Operating lease right-of-use assets, net	185,443	169,350
Prepaid pension asset	321,679	299,130
Other assets	60,622	55,963
Total assets	$5,102,032	$4,985,704
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$—	$90,000
Accounts payable	270,333	247,185
Accrued expenses	227,622	219,054
Deferred revenue	503,583	459,421
Other current liabilities	99,675	80,288
Total current liabilities	1,101,213	1,095,948
Long-term debt	968,632	958,949
Deferred tax liabilities, net	145,081	140,659
Accrued pension and other postretirement benefit costs	73,763	67,413
Long-term operating lease liability	164,764	148,175
Other liabilities	119,098	124,761
Total liabilities	2,572,551	2,535,905
Contingencies and commitments (Note 13)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 49,187,378 shares issued as of September 30, 2025 and December 31, 2024; outstanding shares were 37,107,195 as of September 30, 2025 and 37,650,645 as of December 31, 2024	49,187	49,187
Additional paid in capital	160,420	147,940
Retained earnings	4,182,422	3,861,073
Accumulated other comprehensive loss	(185,928)	(243,225)
Common treasury stock, at cost (12,080,183 shares as of September 30, 2025 and 11,536,733 shares as of December 31, 2024)	(1,676,620)	(1,365,176)
Total stockholders’ equity	2,529,481	2,449,799
Total liabilities and stockholders’ equity	$5,102,032	$4,985,704

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net earnings	$347,230	$287,126
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	93,319	80,844
Loss on sale/disposal of long-lived assets	356	51
Deferred income taxes	5,538	(12,969)
Share-based compensation	16,610	15,164
Non-cash restructuring charges	468	3,049
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(128,774)	(120,795)
Inventories, net	(86,139)	(71,683)
Accounts payable and accrued expenses	28,480	(15,206)
Deferred revenue	40,119	85,579
Pension and postretirement liabilities, net	(14,433)	(13,218)
Other current and long-term assets and liabilities	(12,116)	5,034
Net cash provided by operating activities	290,658	242,976
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	424	1,206
Additions to property, plant, and equipment	(52,054)	(37,703)
Proceeds from sale of equity securities	7,919	—
Acquisition of business, net of cash acquired	—	(33,756)
Additional consideration paid on prior year acquisitions	(9,619)	—
Net cash used for investing activities	(53,330)	(70,253)
Cash flows from financing activities:
Borrowings under revolving credit facilities	271,354	16,615
Payments of revolving credit facilities	(260,854)	(16,615)
Principal payments on debt	(90,000)	—
Repurchases of common stock	(325,112)	(137,580)
Proceeds from share-based compensation	12,538	11,345
Dividends paid	(16,967)	(15,707)
Other	(940)	(876)
Net cash used for financing activities	(409,981)	(142,818)
Effect of exchange-rate changes on cash	13,038	7,078
Net increase (decrease) in cash and cash equivalents	(159,615)	36,983
Cash and cash equivalents at beginning of period	385,042	406,867
Cash and cash equivalents at end of period	$225,427	$443,850
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2024	$49,187	$147,940	$3,861,073	$(243,225)	$(1,365,176)
Net earnings	—	—	347,230	—	—
Other comprehensive income, net of tax	—	—	—	57,297	—
Dividends declared	—	—	(25,881)	—	—
Restricted stock	—	(11,296)	—	—	11,296
Employee stock purchase plan	—	8,310	—	—	4,228
Share-based compensation	—	16,536	—	—	74
Repurchase of common stock (1)	—	—	—	—	(328,112)
Other	—	(1,070)	—	—	1,070
September 30, 2025	$49,187	$160,420	$4,182,422	$(185,928)	$(1,676,620)

	For the three months ended September 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2025	$49,187	$149,650	$4,066,497	$(168,117)	$(1,385,497)
Net earnings	—	—	124,832	—	—
Other comprehensive loss, net of tax	—	—	—	(17,811)	—
Dividends declared	—	—	(8,907)	—	—
Restricted stock	—	(9)	—	—	9
Employee stock purchase plan	—	4,653	—	—	1,904
Share-based compensation	—	6,126	—	—	—
Repurchase of common stock (1)	—	—	—	—	(293,036)
Other	—	—	—	—	—
September 30, 2025	$49,187	$160,420	$4,182,422	$(185,928)	$(1,676,620)

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

See notes to condensed consolidated financial statements
(1) For the three and nine months ended September 30, 2025, the Corporation repurchased approximately 582,000 and 684,000 shares of its common stock, respectively. For the three and nine months ended September 30, 2024, the Corporation repurchased approximately 356,000 and 455,000 shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2025 and 2024, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs, which amends certain aspects of the accounting for and disclosure

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of internal-use software costs. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2028. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Over-time	52%	49%	52%	49%
Point-in-time	48%	51%	48%	51%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $3.9 billion as of September 30, 2025, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Aerospace & Defense
Aerospace Defense	$161,162	$158,980	$480,471	$445,158
Ground Defense	96,789	92,973	291,568	268,672
Naval Defense	245,906	217,510	707,078	605,004
Commercial Aerospace	113,856	96,677	310,051	279,768
Total Aerospace & Defense	$617,713	$566,140	$1,789,168	$1,598,602

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commercial
Power & Process	$149,900	$131,376	$456,307	$394,016
General Industrial	101,557	101,402	305,916	304,258
Total Commercial	$251,457	$232,778	$762,223	$698,274

Total	$869,170	$798,918	$2,551,391	$2,296,876

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and nine months ended September 30, 2025 included in the contract liabilities balance as of January 1, 2025 was approximately $65 million and $276 million, respectively. Revenue recognized during the three and nine months ended September 30, 2024 included in the contract liabilities balance as of January 1, 2024 was approximately $47 million and $207 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

During the nine months ended September 30, 2025, the Corporation did not complete any acquisitions.

During the year ended December 31, 2024, the Corporation acquired two businesses for an aggregate purchase price of $235 million. The Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2025 includes $63 million of total net sales and $6 million of net losses from the Corporation's 2024 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for both 2024 acquisitions, inclusive of subsequent purchase price adjustments.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
Accounts receivable	$24,476
Inventory	5,789
Other current and non-current assets	8,877
Property, plant, and equipment	11,716
Intangible assets	101,967
Operating lease right-of-use assets, net	1,858
Current and non-current liabilities	(14,360)
Deferred revenue	(12,969)
Deferred income taxes	(15,528)
Net tangible and intangible assets	111,826
Goodwill	122,824
Total purchase price	$234,650

Goodwill deductible for tax purposes	$—

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

I&C Solutions

On December 31, 2024, the Corporation completed the acquisition of I&C Solutions (formerly referenced by the Company as Ultra Energy) for $201 million in cash, net of cash acquired, inclusive of additional consideration paid during the current year period. The acquired business, which operates in the Naval & Power segment, is a designer and manufacturer of reactor protection systems, neutron monitoring systems, radiation monitoring systems, and temperature and pressure sensors. The acquisition is subject to post-closing adjustments with the purchase price allocation not yet complete.

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

The composition of receivables is as follows:

(In thousands)	September 30, 2025	December 31, 2024
Billed receivables:
Trade and other receivables	$561,833	$479,837
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed, net of progress payments	421,907	359,402
Less: Allowance for doubtful accounts	(6,855)	(4,202)
Receivables, net	$976,885	$835,037

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

The composition of inventories is as follows:

(In thousands)	September 30, 2025	December 31, 2024
Raw materials	$302,213	$262,365
Work-in-process	137,829	108,088
Finished goods	149,088	134,624
Inventoried costs related to U.S. Government and other long-term contracts, net of progress payments	47,753	36,365
Inventories, net	$636,883	$541,442

6.    GOODWILL

The Corporation accounts for acquisitions by assigning the purchase price to acquired tangible and intangible assets and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2024	$323,504	$701,719	$650,495	$1,675,718
Adjustments(1)	—	—	(9,329)	(9,329)
Foreign currency translation adjustment	4,607	12,097	9,679	26,383
September 30, 2025	$328,111	$713,816	$650,845	$1,692,772

(1)Amount includes post-closing purchase price adjustments related to the Corporation's acquisitions of WSC and I&C Solutions.

7.    OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2025			December 31, 2024
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$334,631	$(222,477)	$112,154	$330,593	$(208,094)	$122,499
Customer related intangibles	748,161	(407,571)	340,590	736,612	(367,872)	368,740
Programs (1)	144,000	(54,000)	90,000	144,000	(48,600)	95,400
Other intangible assets	55,821	(48,363)	7,458	55,738	(45,546)	10,192
Total	$1,282,613	$(732,411)	$550,202	$1,266,943	$(670,112)	$596,831

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the nine months ended September 30, 2025 was $54 million, as compared to $43

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2025	$73
2026	$60
2027	$57
2028	$51
2029	$51

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of September 30, 2025. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.85% Senior notes due 2025	$—	$—	$90,000	$89,876
4.24% Senior notes due 2026	200,000	199,157	200,000	196,059
4.05% Senior notes due 2028	67,500	66,569	67,500	64,733
4.11% Senior notes due 2028	90,000	88,479	90,000	85,784
3.10% Senior notes due 2030	150,000	138,224	150,000	131,386
3.20% Senior notes due 2032	150,000	132,719	150,000	125,426
4.49% Senior notes due 2032	200,000	191,283	200,000	182,451
4.64% Senior notes due 2034	100,000	93,996	100,000	89,538
Borrowings under Revolving Credit Agreement due 2027	10,500	10,500	—	—
Total debt	968,000	920,927	1,047,500	965,253
Debt issuance costs, net	(1,175)	(1,175)	(1,326)	(1,326)
Unamortized interest rate swap proceeds	1,807	1,807	2,775	2,775
Total debt, net	$968,632	$921,559	$1,048,949	$966,702

9.    PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2024 Annual Report on Form 10-K filed with the SEC.

The components of net periodic pension cost for the three and nine months ended September 30, 2025 and 2024 were as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Service cost	$3,837	$4,063	$11,361	$12,615
Interest cost	8,880	8,513	26,838	25,691
Expected return on plan assets	(17,453)	(16,356)	(52,872)	(49,447)
Amortization of prior service cost	(10)	(8)	(27)	(23)
Amortization of unrecognized actuarial loss	1,014	104	1,512	636
Cost of settlements/curtailments	1,614	—	1,614	—
Total net periodic pension cost	$(2,118)	$(3,684)	$(11,574)	$(10,528)

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the nine months ended September 30, 2025, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2025.

During the three and nine months ended September 30, 2025, the Company recognized settlement charges related to the retirement of a former executive. The settlement charges represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and nine months ended September 30, 2025, the expense relating to the plan was $6.3 million and $22.4 million, respectively. During the three and nine months ended September 30, 2024, the expense relating to the plan was $5.7 million and $20.0 million, respectively.

10.    EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Basic weighted-average shares outstanding	37,430	38,208	37,582	38,245
Dilutive effect of deferred stock compensation	233	243	204	206
Diluted weighted-average shares outstanding	37,663	38,451	37,786	38,451

There were approximately 5,000 and 33,000 shares issuable under equity-based awards that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025 and September 30, 2024, respectively, as they were anti-dilutive based on the average stock price during the period. There were no anti-dilutive equity-based awards for the three months ended September 30, 2025 and September 30, 2024, respectively.

11.    SEGMENT INFORMATION

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Operating results by reportable segment were as follows:

Three Months Ended	Nine Months Ended
September 30,	September 30,

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	2025	2024	2025	2024
Net sales
Aerospace & Industrial	$248,016	$229,043	$714,770	$682,181
Defense Electronics	253,637	243,695	753,514	685,388
Naval & Power	368,177	327,412	1,086,118	932,831
Less: Intersegment revenues	(660)	(1,232)	(3,011)	(3,524)
Total net sales	$869,170	$798,918	$2,551,391	$2,296,876

Cost of sales
Aerospace & Industrial	$157,340	$148,676	$457,124	$447,082
Defense Electronics	124,922	126,752	382,006	359,965
Naval & Power	249,939	221,488	744,710	639,898
Total cost of sales	$532,201	$496,916	$1,583,840	$1,446,945

Research and development expenses
Aerospace & Industrial	$5,164	$4,961	$18,185	$17,649
Defense Electronics	13,182	12,316	39,389	39,208
Naval & Power	4,834	3,180	11,245	8,039
Total research and development expenses	$23,180	$20,457	$68,819	$64,896

Selling expenses
Aerospace & Industrial	$6,959	$6,290	$21,273	$19,428
Defense Electronics	16,065	15,868	46,999	43,766
Naval & Power	16,997	14,639	51,807	43,994
Total selling expenses	$40,021	$36,797	$120,079	$107,188

General and administrative expenses
Aerospace & Industrial	$32,543	$30,552	$101,415	$95,519
Defense Electronics	25,511	25,120	75,862	71,975
Naval & Power	38,498	35,066	118,107	106,267
Total general and administrative expenses	$96,552	$90,738	$295,384	$273,761

Other segment items(2)
Aerospace & Industrial	$571	$1,129	$2,406	$2,356
Defense Electronics	—	—	19	510
Naval & Power	188	—	249	120
Total other segment items	$759	$1,129	$2,674	$2,986

Operating income (expense)
Aerospace & Industrial	$45,439	$37,435	$114,367	$100,147
Defense Electronics	73,957	63,639	209,239	169,964
Naval & Power	57,721	53,039	160,000	134,513
Total Segment	177,117	154,113	483,606	404,624
Corporate and other (1)	(10,866)	(9,210)	(31,843)	(30,863)
Total consolidated	$166,251	$144,903	$451,763	$373,761

Depreciation and amortization expense
Aerospace & Industrial	$8,016	$7,957	$23,648	$24,386

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Defense Electronics	7,702	7,645	22,910	23,207
Naval & Power	14,740	10,342	44,583	31,114
Corporate	733	749	2,178	2,137
Total Consolidated	$31,191	$26,693	$93,319	$80,844

Capital expenditures
Aerospace & Industrial	$6,482	$5,705	$22,165	$14,230
Defense Electronics	2,650	3,244	8,577	7,675
Naval & Power	6,792	4,544	18,325	12,333
Corporate	976	1,091	2,987	3,465
Total Consolidated	$16,900	$14,584	$52,054	$37,703
(1) Includes pension and other postretirement benefit expense, certain environmental costs related to remediation at legacy sites, and certain other expenses.
(2) Other segment items includes restructuring expenses associated with the 2024 Restructuring Program.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Earnings before taxes:	2025	2024	2025	2024
Total reportable segment operating income	$177,117	$154,113	$483,606	$404,624
Corporate and Eliminations	(10,866)	(9,210)	(31,843)	(30,863)
Interest expense	10,484	11,408	31,151	33,194
Other income, net	5,386	10,126	22,398	28,294
Earnings before income taxes	$161,153	$143,621	$443,010	$368,861

(In thousands)	September 30, 2025	December 31, 2024
Segment Assets
Aerospace & Industrial	$1,134,609	$1,090,739
Defense Electronics	1,566,522	1,446,949
Naval & Power	2,015,716	1,927,325
Corporate and Other	385,185	520,691
Total consolidated	$5,102,032	$4,985,704

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2023	$(123,288)	$(89,935)	$(213,223)
Other comprehensive income (loss) before reclassifications (1)	(43,905)	13,898	(30,007)
Amounts reclassified from accumulated other comprehensive income (1)	—	5	5
Net current period other comprehensive income (loss)	(43,905)	13,903	(30,002)
December 31, 2024	$(167,193)	$(76,032)	$(243,225)
Other comprehensive income (loss) before reclassifications (1)	61,869	(3,426)	58,443
Amounts reclassified from accumulated other comprehensive income (1)	—	(1,146)	(1,146)
Net current period other comprehensive income (loss)	61,869	(4,572)	57,297
September 30, 2025	$(105,324)	$(80,604)	$(185,928)
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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of September 30, 2025 and December 31, 2024, there were $26 million and $21 million of stand-by letters of credit outstanding, respectively, and $11 million and $15 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $40 million surety bond.

14.    RESTRUCTURING COSTS

In 2024, the Corporation commenced restructuring activities across all of its segments to support its ongoing effort of improving operating efficiency ("2024 Restructuring Program"). These activities, which primarily include workforce reductions, consolidation of facilities, and costs related to legal entity restructuring, have been substantially completed as of September 30, 2025. For the three and nine months ended September 30, 2025, these restructuring activities resulted in pre-tax charges of approximately $0.8 million and $2.8 million respectively, compared to pre-tax charges of approximately $3.3 million

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and $7.6 million for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the restructuring liability associated with these restructuring activities was $0.4 million and $3.0 million, respectively. These balances are reported within Other Current Liabilities on the Condensed Consolidated Balance Sheet.

*****

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance; (d) impacts on our business related to the continued shutdown of the U.S. government, ongoing supply chain disruptions, significant inflation, higher interest rates or deflation, labor shortages, U.S. and foreign trade policies and tariffs or other impositions on imported goods, and measures taken by governments and private industry in response, as well as related to the ongoing conflict between Russia and Ukraine, and the related sanctions, (e) the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance, and (f) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2024 Annual Report on Form 10-K filed with the SEC, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission and other written or oral statements made or released by us. Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements (including the Notes to Condensed Consolidated Financial Statements) and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2025. The financial information as of September 30, 2025 should be read in conjunction with the financial statements for the year ended December 31, 2024 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Sales
Aerospace & Industrial	$247,985	$228,659	8%	$714,369	$681,216	5%
Defense Electronics	253,159	243,029	4%	751,334	683,231	10%
Naval & Power	368,026	327,230	12%	1,085,688	932,429	16%
Total sales	$869,170	$798,918	9%	$2,551,391	$2,296,876	11%

Operating income
Aerospace & Industrial	$45,439	$37,435	21%	$114,367	$100,147	14%
Defense Electronics	73,957	63,639	16%	209,239	169,964	23%
Naval & Power	57,721	53,039	9%	160,000	134,513	19%
Corporate and other	(10,866)	(9,210)	(18)%	(31,843)	(30,863)	(3)%
Total operating income	$166,251	$144,903	15%	$451,763	$373,761	21%

Interest expense	10,484	11,408	8%	31,151	33,194	6%
Other income, net	5,386	10,126	(47%)	22,398	28,294	(21%)

Earnings before income taxes	161,153	143,621	12%	443,010	368,861	20%
Provision for income taxes	(36,321)	(32,461)	(12%)	(95,780)	(81,735)	(17%)
Net earnings	$124,832	$111,160	12%	$347,230	$287,126	21%

New orders	$926,884	$860,360	8%	$2,944,447	$2,757,117	7%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025 vs. 2024		2025 vs. 2024
	Sales	Operating Income	Sales	Operating Income
Organic	6%	15%	8%	20%
Acquisitions	3%	(2%)	2%	(1%)
Restructuring	—%	2%	—%	1%
Foreign currency	—%	—%	1%	1%
Total	9%	15%	11%	21%

Sales in the third quarter increased $70 million, or 9%, to $869 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $19 million, $10 million, and $41 million, respectively.

Sales during the nine months ended September 30, 2025 increased $255 million, or 11%, to $2,551 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $33 million, $68 million, and $154 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the third quarter increased $21 million, or 15%, to $166 million, and operating margin increased 100 basis points to 19.1% compared with the same period in 2024, due to increases across all segments. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable product mix. Operating income and operating margin in the Defense Electronics segment increased primarily due to favorable absorption on higher sales as well as the benefits from our operational excellence initiatives. In the Naval & Power segment, operating income increased primarily due to favorable overhead absorption on higher sales as well as the benefits from our operational excellence initiatives, while operating margin was negatively impacted primarily by first year purchase accounting costs associated with our acquisition of I&C Solutions.

Operating income during the nine months ended September 30, 2025 increased $78 million, or 21%, to $452 million, and operating margin increased 140 basis points to 17.7%, compared with the same period in 2024, due to increases across all segments. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable foreign currency translation. Operating income and operating margin in the Defense Electronics segment increased primarily due to favorable absorption on higher sales, the benefits from our operational excellence initiatives, and favorable mix on defense electronics products. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, an unfavorable prior year period naval contract adjustment that did not recur in the current period, as well as the benefits from our operational excellence initiatives. These increases were partially offset by higher investment in research and development.

Non-segment operating expense in the third quarter and nine months ended September 30, 2025 increased $2 million, or 18%, to $11 million, and $1 million, or 3%, to $32 million, primarily due to higher corporate costs.

Interest expense in the third quarter and nine months ended September 30, 2025 decreased $1 million, or 8%, to $10 million, and $2 million, or 6%, to $31 million, respectively, primarily due to lower borrowings under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”) as well as the repayment of our $90 million 3.85% Senior Notes in February 2025.

Other income, net in the third quarter and nine months ended September 30, 2025 decreased $5 million, or 47%, to $5 million, and $6 million, or 21%, to $22 million, respectively, primarily due to lower interest income and higher overall pension costs against the comparable prior year periods.

The effective tax rate of 22.5% in the third quarter decreased compared to an effective tax rate of 22.6% in the prior year period, primarily due to the full year estimated benefit of the prior year’s legal entity restructuring in the current period. The effective tax rate of 21.6% for the nine months ended September 30, 2025 decreased as compared to an effective tax rate of 22.2%, primarily due to the full year estimated benefit of the prior year’s legal entity restructuring in the current period, partially offset by higher provisional tax expense associated with foreign withholding taxes in the current period.

Comprehensive income in the third quarter was $107 million, compared to comprehensive income of $141 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the third quarter resulted in a $14 million comprehensive loss, compared to a $31 million comprehensive gain in the prior year period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian dollar.
•Net earnings increased $14 million, primarily due to higher operating income.

Comprehensive income during the nine months ended September 30, 2025 was $405 million, compared to comprehensive income of $297 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments for the nine months ended September 30, 2025 resulted in a $62 million comprehensive gain, compared to a $10 million comprehensive gain in the prior period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound and Canadian dollar.
•Net earnings increased $60 million, primarily due to higher operating income.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders in the third quarter increased $67 million from the comparable prior year period, primarily due to the timing of naval defense orders as well as an increase in orders for commercial nuclear products in the Naval & Power segment. New orders also benefited from an increase in orders in the Aerospace & Industrial segment for sensors and actuation products as well as surface treatment services within our A&D markets. These increases were partially offset by the timing of orders on aerospace and ground defense equipment in the Defense Electronics segment, including embedded computing and tactical communications products.

New orders during the nine months ended September 30, 2025 increased $187 million from the comparable prior year period, primarily due to the timing of naval defense orders as well as an increase in orders for commercial nuclear products in the Naval & Power segment. New orders also benefited from an increase in orders in the Aerospace & Industrial segment for sensors products and surface treatment services within our A&D markets. These increases were partially offset by the timing of orders on aerospace and ground defense equipment in the Defense Electronics segment, including embedded computing and tactical communications products. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Sales	$247,985	$228,659	8%	$714,369	$681,216	5%
Operating income	45,439	37,435	21%	114,367	100,147	14%
Operating margin	18.3%	16.4%	190 bps	16.0%	14.7%	130 bps
New orders	$258,572	$229,506	13%	$753,649	$705,072	7%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025 vs. 2024		2025 vs. 2024
	Sales	Operating Income	Sales	Operating Income
Organic	8%	17%	4%	9%
Restructuring	—%	3%	—%	2%
Foreign currency	—%	1%	1%	3%
Total	8%	21%	5%	14%

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and aerospace & defense markets, and, to a lesser extent, the power & process markets.

Sales in the third quarter increased $19 million, or 8%, to $248 million from the prior year period. Sales in the commercial aerospace market benefited $12 million primarily due to higher demand for actuation equipment, sensors products, and surface treatment services on various narrow-body and wide-body platforms. In the ground defense market, sales increased $8 million primarily due to higher sales of electromechanical actuation ("EM") equipment.

Sales during the nine months ended September 30, 2025 increased $33 million, or 5%, to $714 million from the prior year period. In the commercial aerospace market, sales increased $23 million primarily due to higher demand for actuation equipment, sensors products, and surface treatment services on various narrow-body and wide-body platforms. Sales in the

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

ground defense market increased $11 million primarily due to higher sales of EM equipment. In the aerospace defense market, sales increased $10 million primarily due to higher demand for actuation equipment and surface treatment services on various fighter jet programs. These increases were partially offset by a slight reduction in the general industrial market, primarily due to reduced sales of industrial vehicle products to off-highway vehicle platforms.

Operating income in the third quarter increased $8 million, or 21%, to $45 million from the prior year period, and operating margin increased 190 basis points to 18.3%, primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable product mix.

Operating income during the nine months ended September 30, 2025 increased $14 million, or 14%, to $114 million from the prior year period, and operating margin increased 130 basis points to 16.0%, primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable foreign currency translation.

New orders in the third quarter increased $29 million primarily due to an increase in orders for sensors and actuation products as well as surface treatment services within our A&D markets.

New orders during the nine months ended September 30, 2025 increased $49 million primarily due to an increase in orders for sensors products and surface treatment services within our A&D markets.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Sales	$253,159	$243,029	4%	$751,334	$683,231	10%
Operating income	73,957	63,639	16%	209,239	169,964	23%
Operating margin	29.2%	26.2%	300 bps	27.8%	24.9%	290 bps
New orders	$250,467	$301,137	(17%)	$719,735	$810,806	(11%)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025 vs. 2024		2025 vs. 2024
	Sales	Operating Income	Sales	Operating Income
Organic	4%	15%	10%	21%
Restructuring	—%	1%	—%	1%
Foreign currency	—%	—%	—%	1%
Total	4%	16%	10%	23%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the third quarter increased $10 million, or 4%, to $253 million from the prior year period. In the naval defense market, sales increased primarily due to higher sales of embedded computing equipment supporting various domestic and international programs. Sales in the commercial aerospace market primarily benefited from higher sales of embedded computing equipment on various international programs, partially offset by the timing of revenues on various domestic helicopter programs.

Sales during the nine months ended September 30, 2025 increased $68 million, or 10%, to $751 million from the prior year period. In the aerospace defense market, sales increased $34 million primarily due to higher sales of embedded computing

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

equipment on various international programs as well as domestic unmanned aerial vehicle programs. Sales in the naval defense market benefited $15 million primarily due to higher sales of embedded computing equipment supporting various domestic and international programs. Sales in the ground defense market benefited $12 million primarily due to increased support for U.S. ground vehicle modernization. In the commercial aerospace market, sales benefited from increased demand and higher sales of our flight data recorder technology to OEM customers.

Operating income in the third quarter increased $10 million, or 16%, to $74 million compared to the prior year period, and operating margin increased 300 basis points from the prior year period to 29.2%, primarily due to favorable absorption on higher sales as well as the benefits from our operational excellence initiatives.

Operating income during the nine months ended September 30, 2025 increased $39 million, or 23%, to $209 million, and operating margin increased 290 basis points from the prior year period to 27.8%, primarily due to favorable absorption on higher sales, the benefits from our operational excellence initiatives, and favorable mix on defense electronics products.

New orders in the third quarter and nine months ended September 30, 2025 decreased $51 million and $91 million, respectively, primarily due to the timing of orders on aerospace and ground defense equipment, including embedded computing and tactical communications products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Sales	$368,026	$327,230	12%	$1,085,688	$932,429	16%
Operating income	57,721	53,039	9%	160,000	134,513	19%
Operating margin	15.7%	16.2%	(50 bps)	14.7%	14.4%	30 bps
New orders	$417,845	$329,717	27%	$1,471,063	$1,241,239	19%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025 vs. 2024		2025 vs. 2024
	Sales	Operating Income	Sales	Operating Income
Organic	8%	16%	10%	23%
Acquisitions	4%	(7%)	6%	(4%)
Restructuring	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	12%	9%	16%	19%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales in the third quarter increased $41 million, or 12%, to $368 million from the prior year period. In the naval defense market, sales increased $23 million primarily due to the timing of production on the Columbia-class and Virginia-class submarine programs as well as higher sales of aftermarket fleet services and aircraft handling systems equipment to international customers. Sales in the power & process market increased $20 million primarily due to the incremental impact from our I&C Solutions acquisition as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors and development of next-generation advanced reactors.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the nine months ended September 30, 2025 increased $154 million, or 16%, to $1,086 million from the prior year period. In the naval defense market, sales increased $92 million primarily due to higher demand and the timing of production on the Columbia-class and Virginia-class submarine programs as well as higher sales of aftermarket fleet services and aircraft handling systems equipment to international customers. Sales in the power & process market increased $66 million primarily due to the incremental impact from our I&C Solutions acquisition as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors and development of next-generation advanced reactors.

Operating income in the third quarter increased $5 million, or 9%, to $58 million against the comparable prior year period, primarily due to favorable overhead absorption on higher sales as well as the benefits from our operational excellence initiatives. These increases were partially offset by higher research and development in the current period. Operating margin decreased 50 basis points from the prior year period to 15.7%, primarily due to first year purchase accounting costs associated with our acquisition of I&C Solutions as well as higher investment in research and development in the current period.

Operating income during the nine months ended September 30, 2025 increased 25 million, or 19%, to 160 million, and operating margin increased 30 basis points from the prior year period to 14.7%, primarily due to favorable overhead absorption on higher sales, an unfavorable prior year period naval contract adjustment that did not recur in the current period, as well as the benefits from our operational excellence initiatives. These increases were partially offset by higher investment in research and development.

New orders in the third quarter and nine months ended September 30, 2025 increased $88 million and $230 million, respectively, primarily due to the timing of naval defense orders as well as an increase in orders for commercial nuclear products.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	% change	2025	2024	% change
Aerospace & Defense markets:
Aerospace Defense	$161,162	$158,980	1%	$480,471	$445,158	8%
Ground Defense	96,789	92,973	4%	291,568	268,672	9%
Naval Defense	245,906	217,510	13%	707,078	605,004	17%
Commercial Aerospace	113,856	96,677	18%	310,051	279,768	11%
Total Aerospace & Defense	$617,713	$566,140	9%	$1,789,168	$1,598,602	12%

Commercial markets:
Power & Process	$149,900	$131,376	14%	$456,307	$394,016	16%
General Industrial	101,557	101,402	—%	305,916	304,258	1%
Total Commercial	$251,457	$232,778	8%	$762,223	$698,274	9%

Total Curtiss-Wright	$869,170	$798,918	9%	$2,551,391	$2,296,876	11%

Aerospace & Defense markets
Sales in the third quarter increased $52 million, or 9%, to $618 million against the comparable prior year period, primarily due to higher sales in the naval defense and commercial aerospace markets. Sales in the naval defense market increased primarily

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

due to the timing of production on the Columbia-class and Virginia-class submarine programs as well as higher sales of aftermarket fleet services and aircraft handling systems equipment to international customers. Sales in the naval defense market also benefitted from higher sales of embedded computing equipment supporting various domestic and international programs. In the commercial aerospace market, sales increased primarily due to higher demand for actuation equipment, sensors products, and surface treatment services on various narrow-body and wide-body platforms as well as higher sales of our flight data recorder technology to OEM customers.

Sales during the nine months ended September 30, 2025 increased $191 million, or 12%, to $1,789 million, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher sales of embedded computing equipment on various international programs as well as domestic unmanned aerial vehicle programs. Sales in the aerospace defense market also benefited from higher demand for actuation equipment on various fighter jet programs. Sales in the ground defense market increased primarily due to higher sales of electromechanical actuation equipment as well as increased support for U.S. ground vehicle modernization. Sales increases in the naval defense market were primarily due to higher demand as well as the timing of production on the Columbia-class and Virginia-class submarine programs as well as higher sales of aftermarket fleet services and aircraft handling systems equipment to international customers. Sales in the naval defense market also benefited from higher demand for embedded computing equipment supporting various domestic and international programs. Sales in the commercial aerospace market primarily benefited from higher OEM demand for sensors products and surface treatment services on narrowbody and widebody platforms as well as increased demand and higher sales of our flight data recorder technology to OEM customers.

Commercial markets
Sales in the third quarter increased $19 million, or 8%, to $251 million against the comparable prior year period. Sales in the power & process market increased primarily due to the incremental impact from our I&C Solutions acquisition as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors and development of next-generation advanced reactors. Sales in the general industrial market were essentially flat.

Sales during the nine months ended September 30, 2025 increased $64 million, or 9%, to $762 million. Sales in the power & process market increased primarily due to the incremental impact from our I&C Solutions and WSC acquisitions as well as higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors and development of next-generation advanced reactors. Sales in the general industrial market were essentially flat.

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

Condensed Consolidated Statements of Cash Flows	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024
Cash provided by (used for):
Operating activities	$290,658	$242,976
Investing activities	(53,330)	(70,253)
Financing activities	(409,981)	(142,818)
Effect of exchange-rate changes on cash	13,038	7,078
Net increase (decrease) in cash and cash equivalents	(159,615)	36,983

Net cash provided by operating activities increased $48 million from the prior year period, primarily due to higher cash earnings. This increase was partially offset by higher working capital.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net cash used for investing activities decreased $17 million from the prior year period, primarily due to our acquisition of WSC in the prior year period. This decrease was partially offset by higher capital expenditures in the Aerospace & Industrial and Naval & Power segments during the current period.

Net cash used for financing activities increased $267 million from the prior year period, primarily due to higher repurchases of common stock during the current period as well as the repayment of our $90 million 3.85% Senior Notes in February 2025. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.8% for both the three and nine months ended September 30, 2025, respectively, and 3.8% for both the three and nine months ended September 30, 2024, respectively. The Corporation’s average debt outstanding was $982 million and $988 million for the three and nine months ended September 30, 2025, respectively, and $1.0 billion for both the three and nine months ended September 30, 2024, respectively.

Credit Agreement

As of September 30, 2025, the Corporation had approximately $10 million of outstanding borrowings under the Credit Agreement and $26 million in letters of credit supported by the Credit Agreement. The unused credit available under the Credit Agreement as of September 30, 2025 was $714 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2025, the Corporation repurchased approximately 684,000 shares of its common stock for $325 million. During the nine months ended September 30, 2024, the Corporation repurchased approximately 455,000 shares of its common stock for $138 million.

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

Dividends

The Corporation made dividend payments of $17 million and $16 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. Additionally, beginning in the second quarter of 2025, the Corporation increased its quarterly dividend to $0.24 per share.

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

As of September 30, 2025, we had the ability to borrow additional debt of $2.7 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2025.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2024 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2025 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2025. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2024 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2025.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	10,795	$483.56	112,679	$120,081,999
August 1 - August 31	415,751	$493.04	528,430	$115,099,961
September 1 - September 30	155,229	$515.83	683,659	$235,028,682
For the quarter ended September 30, 2025	581,775	$498.94	683,659	$235,028,682

In November 2024, the Corporation entered into two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan includes purchases in the total amount of $60 million executed equally over the course of calendar year 2025. This written trading plan took effect on January 2, 2025 and will cease on December 31, 2025. The second trading plan includes potential purchases in the total amount of $100 million. During the quarter ended September 30, 2025, the Company did not repurchase any shares under this second trading plan. The Company cannot predict when or if it will purchase any additional shares of common stock as such plan includes a price limit where the Company would not buy shares under the Rule 10b5-1 plan. This written trading plan took effect on January 2, 2025 and will cease on December 31, 2025. The terms of the trading plans can be found in the Corporation's Form 8-K filed with the U.S. Securities and Exchange Commission on November 19, 2024.

During the third quarter, the Corporation entered into two written trading plans under Rule 10b5-1 of the Exchange Act. The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan included purchases in the total amount of $200 million, which took effect on August 11, 2025 and was completed prior to September 30, 2025. The second trading plan includes purchases in the total amount of $200 million, which took effect on September 10, 2025 and is expected to be completed in the fourth quarter of 2025.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2025. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2025 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2024 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name	Title	Action	Character of Trading Arrangement(1)	Adoption Date	Earliest Sale Date	Expiration Date(2)	Aggregate # of securities to be purchased or sold(3)
Lynn M. Bamford	Chair and Chief Executive Officer	Adoption	Rule 10b5-1 Trading Arrangement	August 12, 2025	November 10, 2025	February 11, 2026	Up to 7,500 shares to be sold
K. Christopher Farkas	Vice President and Chief Financial Officer	Adoption	Rule 10b5-1 Trading Arrangement	August 11, 2025	November 10, 2025	February 11, 2026	Up to 5,047 shares to be sold
Gary A. Ogilby	Vice President and Corporate Controller	Adoption	Rule 10b5-1 Trading Arrangement	September 11, 2025	December 11, 2025	March 20, 2026	(4)
John C. Watts	Vice President of Strategy and Corporate Development	Adoption	Rule 10b5-1 Trading Arrangement	August 26, 2025	November 25, 2025	November 25, 2026	Up to 688 shares to be sold

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
4.The aggregate number of shares of common stock to be sold pursuant to Mr. Ogilby's Rule 10b5-1 Trading Arrangement include: (a) 100% of the net after-tax shares received upon the vesting of 400 time-based restricted stock units on March 16, 2026; and (b) 100% of the net after-tax shares of common stock received upon the vesting of 530 performance-based restricted stock units (PSUs), which were granted March 16, 2023 and will be earned as common stock in early 2026. The number of shares granted is at target and the number of shares that will be earned will depend on Company total shareholder return relative to its peer group for the 2023 – 2025 performance period. PSUs may be earned up to 200% of grant. For more information, see the “Compensation Discussion and Analysis” section in our most recent proxy statement, which was filed with the SEC on March 27, 2025.

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
Dated: November 6, 2025