Form 10-K
period 2025-12-31
CURTISS WRIGHT CORP
filed 2026-02-12
CIK 26324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☒
The aggregate market value of the voting and non-voting Common stock held by non-affiliates of the Registrant as of June 30, 2025 was approximately $16.4 billion.
The number of shares outstanding of the Registrant’s Common stock as of January 31, 2026:

Class	Number of shares

Common stock, par value $1 per share	36,869,530

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2026 Annual Meeting of Stockholders to be held on May 7, 2026 are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS
Except for historical information, this Annual Report on Form 10-K may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance, (d) impacts on our business related to another shutdown of the U.S. government, ongoing supply chain disruptions, significant inflation, higher interest rates or deflation, labor shortages, U.S. and foreign trade policies and tariffs or other impositions on imported goods, and measures taken by governments and private industry in response, as well as related to the ongoing conflict between Russia and Ukraine, and the related sanctions, (e) the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance, and (f) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements In addition, other risks, uncertainties, assumptions, and factors that could affect our results and prospects are described in this report, including under the heading “Item 1A. Risk Factors” and elsewhere, and may further be described in our prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by us. Such forward-looking statements in this Annual Report on Form 10-K include, without limitation, those contained in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, including, without limitation, the Notes to Consolidated Financial Statements.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date they were made, and we assume no obligation to update forward-looking statements to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 1. Business.

GENERAL

Curtiss-Wright Corporation is a Delaware corporation, with its principal executive office in Davidson, North Carolina. In this report, unless the context otherwise requires, “Curtiss-Wright”, the “Company”, “we”, “us”, and “our” refer to Curtiss-Wright Corporation and its consolidated subsidiaries.

BUSINESS DESCRIPTION

Curtiss-Wright Corporation is a global integrated business that provides highly engineered products, solutions, and services mainly to Aerospace & Defense ("A&D") markets, as well as critical technologies in demanding commercial nuclear power, process, and industrial markets.

Curtiss-Wright maintains a unique presence on high-performance platforms and critical applications that require our technical sophistication, and we benefit from decades of engineering expertise and knowledge transfer. Curtiss-Wright has been involved in numerous “firsts” in the industry, and since the origin of many of our markets, including commercial aerospace (our history dates back to the Wright Brothers and their historical first manned flight), naval nuclear power (presence on the first nuclear naval vessel), commercial power (our products were utilized in the first commercial nuclear power plant), and defense electronics (use of commercial off-the-shelf ("COTS") electronics in military applications). Today, we maintain competitive positions in the majority of our key A&D and commercial end markets through engineering and technological leadership, precision manufacturing, and long-standing customer relationships where we are deeply embedded in our customers' workflows. We are committed to continuously driving innovation and investment in technologies, while also aligning our core competencies with new applications and evolving market trends. Our investments typically target the fastest growth vectors and secular trends that align with our strengths in attractive end markets.

Our portfolio of highly competitive technologies is relied upon to improve safety, operating efficiency, and reliability, while meeting performance requirements in the most demanding environments. Our products are often in must-not-fail safety-critical applications. Our ability to provide mission critical, niche products and services on a cost-effective basis is fundamental to our strategy to drive increased value to our customers, which include defense prime contractors, commercial aerospace original equipment manufacturers ("OEMs"), and numerous energy and manufacturing companies. We compete globally, primarily based on technology and pricing.

Our principal domestic manufacturing facilities are located in Arizona, California, New York, North Carolina, Ohio, Pennsylvania, and South Carolina, and internationally in Canada, Mexico, and the United Kingdom.

Our Strategy

Curtiss-Wright's Pivot to Growth strategy focuses on maximizing revenue, operating income, and free cash flow growth to drive continued value creation for its shareholders. It is built upon a strong foundation of operational and financial excellence where we strive for consistent growth in sales, operating margin, diluted earnings per share, and free cash flow. We believe that Curtiss-Wright is differentiated by the strength of its combined portfolio, benefiting from long-term stability in our defense businesses and agility in our commercial businesses.

Our strategy is centered on a renewed drive for top-line acceleration through both organic and inorganic sales growth, building on the strengths within our A&D and commercial markets, while deepening and expanding our customer relationships by continuing to advance the One Curtiss-Wright vision through Commercial Excellence. We are well positioned in the markets in which we operate, and aspire to grow our critical mass by expanding our global manufacturing capabilities, sales channels and customer relationships, while also seeking to build upon cross-market opportunities that may exist within our defense and commercial market technologies.

Our Operational Growth Platform accelerates the Pivot to Growth strategy by driving continued opportunities for margin expansion and savings across the portfolio which allows us to maintain steady investments in research and development ("R&D") to fuel both innovation and organic growth. We also utilize a strong and healthy balance sheet to implement a disciplined capital allocation strategy prioritized by acquisitions as well as returns to shareholders, principally through share repurchases as well as dividends, which will collectively drive long-term shareholder value. Through the Pivot to Growth strategy, we are building strong momentum to compound sustained profitable growth.

Business Segments

We manage and evaluate our operations based on the products and services we offer and the different markets we serve. Based on this approach, we operate through three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power.

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets and, to a lesser extent, the defense markets. The businesses in this segment provide a diversified offering of highly engineered products and services including: (i.) sensors, controls, and electro-mechanical actuation components used on commercial and military applications, (ii.) surface technology services, such as shot peening, laser peening, and engineered coatings utilized in both commercial and defense end market applications, and (iii.) industrial and specialty vehicle products, such as power management electronics, traction inverters, transmission shifters, and control systems. Across these markets we have long-standing customer relationships and maintain a broad portfolio of products and services promoting efficiency, safety, reduced emissions, and longevity. The commercial aerospace business is primarily impacted by OEM production rates of new aircraft, while the defense business is primarily impacted by government funding and spending on new programs, primarily driven by the U.S. Government. Certain industrial businesses within our Aerospace & Industrial segment are impacted primarily by general economic conditions, which may include consumer consumption or commercial construction rates, as the nature of their products and services primarily support global industrial, commercial vehicles, medical, and transportation industries. The production and service processes rest primarily within material modification, machining, assembly, and testing and inspection at commercial grade specifications. The businesses distribute products through commercial sales and marketing channels.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets, where we support government entities in aerospace defense, ground defense, and naval defense, and, to a lesser extent, the commercial aerospace market. The defense businesses in this segment provide a diversified offering of products including COTS embedded computing board-level modules and processing equipment, data acquisition and flight test instrumentation equipment, integrated subsystems, instrumentation and control systems, tactical communications solutions for battlefield network management, and electronic stabilization products. These businesses are influenced by government funding and spending, driven primarily by the U.S. Government, and supplemented by foreign defense spending (e.g. NATO and allied countries). As a supplier of Modular Open Systems Approach ("MOSA") based solutions, we are aligned with the best-in-class open standards-based architectures within the industry. As a result, we have widespread platform-level content on fighter jets, helicopters, unmanned aerial vehicles ("UAVs"), ground combat equipment, tactical vehicles, and nuclear and non-nuclear surface ships and submarines, including a presence on more than 400 defense platforms and more than 3,000 programs worldwide. Additionally, we provide avionics and electronics, flight test equipment, and aircraft data recorder and management solutions to the commercial aerospace market. Our defense businesses supporting government contractors typically utilize more advanced and ruggedized production and service processes compared to our commercial businesses and have more stringent specifications and performance requirements based on their support of key Department of War ("DoW") priorities such as cyber, security and the net-centric connected battlefield. Our businesses also benefit from outsourcing from defense primes (push towards affordability and standard open architecture) as well as our focus on total lifecycle management services and technology refreshes in defense electronics. The businesses in this segment typically market and distribute products through regulated government contracting channels.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets and, to a lesser extent, the aerospace defense market. For the naval defense market, we provide naval propulsion and auxiliary equipment, including main coolant pumps, power-dense compact motors, generators, steam turbines, valves, and secondary propulsion systems, primarily to the U.S. Navy, most notably supporting the Virginia-class and Columbia-class submarine programs, as well as the Ford-class aircraft carrier program. We also provide ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets and naval industrial base through three coastal service centers. The naval defense businesses in this segment are primarily impacted by government funding and spending, primarily driven by the U.S. Government on shipbuilding programs, and supplemented by foreign defense spending, particularly for our aircraft handling equipment. For the aerospace defense market, we provide aircraft arresting systems equipment including energy absorbers, retractable hook cable systems, net-stanchion systems and mobile systems to support fixed land-based arresting systems. For the power & process markets, we provide a diversified offering of products for commercial nuclear power plants and nuclear equipment manufacturers, including hardware, valves, fastening systems, specialized containment doors, airlock hatches, simulation equipment and spent fuel management products supporting the continued performance, safety and modernization of operating reactors worldwide. The majority of our revenues in this market today support the maintenance of nuclear reactors across North America. These businesses also support operating reactors in the U.K. and South Korea. In the new build market, we provide Reactor Coolant Pumps ("RCP"s) and control rod drive mechanisms for commercial nuclear power plants, most notably to support the Generation III+ Westinghouse AP1000 reactor design. We are also actively engaged and pursuing business on the leading advanced Small Modular Reactor ("SMR") designs which are anticipated to serve numerous purposes, ranging from generating electricity or creating process heat for industrial applications, to powering data centers. In the Process market, we furnish specialized and innovative severe-service valve technologies and services, heat exchanger repair, and piping test and isolation products to the oil and gas, chemical, petrochemical, and industrial markets worldwide. In addition, we are developing critical subsea pumping technology for the oil and gas industry, leveraging our experience and existing technology as a long-term producer of canned motor pumps for the U.S. nuclear Navy and commercial nuclear market. The commercial businesses in this segment are dependent upon the need for ongoing maintenance, repair and overhaul of existing power plants, as well as the construction of new power plants globally, and typically market and distribute products through commercial sales and marketing channels, while the defense businesses typically utilize regulated government contracting channels.

OTHER INFORMATION

Certain Financial Information

For information regarding sales by geographic region, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

In 2025, 2024, and 2023, our foreign operations as a percentage of pre-tax earnings were 41%, 38%, and 35%, respectively.

Government Sales

Our sales to the U.S. Government and foreign government end use represented 58%, 57%, and 56% of total net sales during 2025, 2024, and 2023, respectively.

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

Customers

We have hundreds of customers in the various industries that we serve. No customer accounted for more than 10% of our total net sales during 2025, 2024, or 2023.

Approximately 47% of our total net sales for 2025, 48% for 2024, and 46% for 2023 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including both direct sales as a prime contractor and indirect sales as a subcontractor, is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Aerospace & Industrial	$181,042	$167,509	$146,205
Defense Electronics	761,926	711,538	638,597
Naval & Power	704,051	617,389	529,968
Total U.S. Government sales	$1,647,019	$1,496,436	$1,314,770

Executive Officers

Name	Current Position	Business Experience	Age	Executive Officer Since
Lynn M. Bamford	Chair and Chief Executive Officer	Chair of the Board of Directors since May 5, 2022 and Chief Executive Officer of the Corporation since January 1, 2021. She also formerly held the title of President of the Corporation from January 1, 2021 to May 5, 2022. Prior to this, she served as President of the former Defense and Power segments of the Corporation from January 2020. She also served as Senior Vice President and General Manager of the Company’s Defense Solutions and Nuclear divisions from 2018, and Senior Vice President and General Manager of the Defense Solutions division from 2013. She has held various leadership positions in the Corporation since 2004. She has been a Director of the Corporation since January 1, 2021.	62	2021
K. Christopher Farkas	Executive Vice President and Chief Financial Officer	Executive Vice President of the Corporation since January 2026 and Chief Financial Officer of the Corporation since May 2020. Prior to this, he served as Vice President of the Corporation from May 2020. He also served as Vice President of Finance from December 2017 and served as Vice President and Corporate Controller of the Corporation from September 2014. He also served as Assistant Corporate Controller of the Corporation from May 2009.	57	2014
Robert F. Freda	Senior Vice President and Treasurer	Senior Vice President of the Corporation since January 2026 and Treasurer of the Corporation since January 2021. Prior to this, he served as Vice President of the Corporation from January 2021. He also served as Assistant Corporate Controller of the Corporation from June 2017 and also served as Director of Finance from September 2006.	58	2021
George P. McDonald	Executive Vice President, General Counsel, and Corporate Secretary	Executive Vice President of the Corporation since January 2026 and General Counsel and Corporate Secretary of the Corporation since November 2024. Prior to this, he served as Vice President of the Corporation from November 2024. He also served as Deputy General Counsel from May 2024 and he served as Associate General Counsel of the Corporation from May 1999 to May 2024.	61	2024
Gary A. Ogilby	Senior Vice President and Corporate Controller	Senior Vice President of the Corporation since January 2026 and Corporate Controller of the Corporation since May 2020. Prior to this, he served as Vice President of the Corporation from May 2020. He also served as Vice President of Finance and Administration of the Company’s Surface Technologies division from November 2016. He also served as Assistant Corporate Controller of the Corporation from 2014.	44	2020
Kevin M. Rayment	Executive Vice President and Chief Operating Officer	Executive Vice President of the Corporation since January 2026 and Chief Operating Officer of the Corporation since April 1, 2021. Prior to this, he served as Vice President of the Corporation from April 1, 2021. He also served as President of the Aerospace & Industrial segment (f/k/a Commercial/Industrial) of the Corporation from January 2020. He has held various leadership positions in the Corporation since 2004.	56	2021
John C. Watts	Executive Vice President and Chief Growth Officer	Executive Vice President and Chief Growth Officer of the Corporation since January 2026. Prior to this, he served as Vice President of Strategy and Corporate Development of the Corporation from May 2022. He also served as Vice President of Strategy and Communications of the Corporation from April 2015, and as Director and Vice President of Business Development for the Corporation’s former Controls division from October 2006.	56	2022

Available information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including our filings. These reports are also available free of charge through the Investor Relations section of our website at www.curtisswright.com as soon as reasonably practicable after we electronically file.

Human Capital

At the end of 2025, we had approximately 9,100 employees in more than 20 countries, approximately 6% of which are represented by labor unions and covered by collective bargaining agreements.

Set forth below are some of the key aspects of Curtiss-Wright’s human capital strategy:

Compensation Programs and Employee Benefits

Our success as an organization is ultimately dependent upon the success of our employees. As a result, we have made significant investments in order to attract, develop, and retain talented personnel, inclusive of competitive pay, benefits, training, and professional development opportunities. Notable programs offered include the following:

•Employer retirement plan matching contributions;
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

The Code mandates full compliance with applicable laws and regulations and helps to preserve the integrity of our Company. The Code is available within the Corporate Governance section of the Company’s website at https://curtisswright.com/investor-relations/governance.

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

Environmental, Health, and Safety

The health, safety, and well-being of our employees, together with protection of the environment in the communities in which we operate, is a top priority for Curtiss-Wright. We take steps to ensure that we comply with applicable legal, regulatory, and other requirements in all material respects related to preventing pollution, injury, and ill health, and employ industry-leading, technologically sound, and economically feasible control mechanisms, procedures, and processes that improve our efforts. In addition, we provide training, education, safety monitoring and auditing, and health-awareness programs in our offices and factories. We also provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations, and we address those concerns and take appropriate actions. We track total recordable rate ("TRR") and days away, restriction, and transfer rate ("DART") for all sites worldwide. Senior executives provide monthly reporting to the Chief Executive Officer ("CEO") and Chief Operating Officer ("COO") on their safety statistics, and are accountable and compensated based on their safety record. For the year ended December 31, 2025, our TRR and DART rates were 1.22 and 0.71, respectively. For the year ended December 31, 2024, our TRR and DART rates were 1.23 and 0.84, respectively.

Ethics and Integrity

Curtiss-Wright is deeply committed to ensuring that all of its employees conduct business with the highest levels of ethics and integrity and to complying with all laws and regulations applicable to its businesses. To support and articulate our commitment and responsibility in this regard, Curtiss-Wright maintains a Code of Conduct. The Code addresses several topics, including conflicts of interest, safeguarding assets, financial reporting, the protection of confidential information, insider trading, and general adherence to laws and regulations. All employees, including executive officers, must comply with the Code. In order to enhance understanding of and compliance with the Code, all employees are required to complete a training program annually which details ethical business practices, an inclusive workforce, and respectful treatment of our employees, and certify to their commitment to comply with the Code. The Corporation also requires employees to complete annual training programs covering such topics as data privacy management, anti-bribery/trade compliance (including the Foreign Corrupt Practices Act ("FCPA") and the UK Bribery Act), harassment, and cybersecurity. In addition, the Corporation maintains an ethics-related global, multi-lingual hotline that is available at all times through which employees can report anonymously any issues of concern. The hotline also facilitates the anonymous or direct communication of ethical, financial, discrimination, and health and safety concerns to the Office of General Counsel and serves as the vehicle through which employees and third parties may send communications to the Audit Committee of the Board of Directors confidentially and anonymously regarding any accounting, internal controls, or auditing concerns.

Employee Wellness

We are committed to the physical and mental health and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs. Offered services can include free annual biometric screening and health assessments at work or offsite, free flu shots, a tobacco cessation program, weight management programs, and an employee assistance program, which offers advice on mental health, legal, and financial issues.

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

We store sensitive data, including intellectual property, proprietary business information, and confidential employee information on our servers and databases. As a result, we are increasingly dependent upon our information systems to operate and manage our business. Our ability to effectively operate and manage our business depends on the security, reliability, and adequacy of our information systems. In addition, various privacy and cybersecurity laws and regulations, both in the U.S. and globally, require us to manage and protect sensitive and confidential information, including personal data of our employees, from disclosure. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location. Despite our implementation of firewalls, switchgear, and other network security measures, our servers, databases, and other systems may be vulnerable to various cyber and other security threats, including those caused by computer hackers, physical or electronic break-ins, sabotage, computer viruses, malware, worms, and similar disruptions from unauthorized access and tampering with our computer systems, including through social engineering such as phishing attacks, coordinated denial-of-service attacks, and similar incidents. Such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of sensitive information, including intellectual property, or cause disruptions in our services. To the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and produce advanced cybersecurity attacks, and vulnerabilities may be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers. The occurrence of some of these risks may be increased due to the work-from-home arrangements that we have implemented for many of our office-based employees. We continue to review and enhance our computer systems as well as provide training to our employees in an attempt to prevent unauthorized and unlawful intrusions. However, it is possible that we may not be able to prevent all intrusions. While we carry cyber insurance, we still may be required to expend significant capital and resources to protect against, remediate, or alleviate problems caused by such intrusions. Any such intrusion could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, we have incurred, and expect to continue to incur, additional costs to comply with increased cybersecurity protections and information control requirements for our customers, including the U.S. government. A failure to comply with these requirements could negatively impact our business and financial condition.

Potential product liability risks exist from the products that we sell.

We may be exposed to liabilities for personal injury, death, or property damage due to the failure of a product that we have sold. We typically agree to indemnify our customers against certain liabilities resulting from the products we sell, and any third-

party indemnification we seek from our suppliers and our liability insurance may not fully cover our indemnification obligations to customers. We may also not be able to maintain insurance coverage in the future at an acceptable cost. Any liability for which third-party indemnification is not available and not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. In addition, the failure of a product that we have sold could also result in a recall of, or safety alert relating to, such product which could ultimately result, in certain cases, in the removal of such product from the marketplace and claims regarding costs associated therewith.

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

Our businesses depend on suppliers and subcontractors for raw materials and components, as well as services that we provide to our customers. Our supply chain has been and may continue to be impacted by a wide variety of factors, including supplier capacity constraints, sanctions and trade restrictions and other governmental regulatory actions or inactions, labor and material shortages as well as tariffs and other geopolitical events, such as the Russia-Ukraine war and China’s relationship with the United States and Taiwan. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities that we require. Generally, raw materials and purchased components are available from a number of different suppliers, though several suppliers are our sole source of certain components. If a sole-source supplier is delayed or should cease or otherwise be unable to deliver such components, we may not be able to produce the related product in a timely manner or in sufficient quantities, if at all, which could adversely affect our operating results. A sole-source supplier of a key component could also potentially exert significant bargaining power over price, quality, warranty claims, or other terms relating to these materials, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

As part of our capital allocation strategy, we aim to grow our business by selectively pursuing acquisitions and technologies that supplement our organic growth, some of which may be material to our business and financial performance. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for several reasons, including:

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

The commercial and government markets in which we operate are characterized by rapidly changing technologies. In addition, product and program needs of our government and commercial customers change and evolve regularly. Accordingly, to remain competitive in the future, we will need to continue to invest financial resources, including through internal research and development, acquisitions, or other teaming arrangements, to: (a) identify emerging technological trends in our current and target markets; (b) develop and manufacture competitive products, systems, and services; (c) enhance our offerings by adding technological innovations that differentiate our products, systems, and services from those of our competitors; and (d) develop, manufacture, and bring those products, systems, and service to market quickly at cost-effective prices. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may, in the future, experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. Furthermore, while we do not currently use artificial intelligence (“AI”) in the design and development of our products, we may seek to utilize AI in the future. The development, deployment, and integration of AI technologies presents risks, challenges, and potential unintended consequences that could affect our business. Given that laws and regulations around AI are continuously evolving, our obligation to comply with them could entail significant costs, negatively affect our business, or hinder our ability to incorporate certain AI capabilities into our operations and products.

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

In 2025, approximately 47% of our total net sales were derived from or related to U.S. defense programs. U.S. defense spending has historically been cyclical and is subject to periodic congressional action. The level of U.S. defense spending can vary and may be impacted by numerous outside factors, such as changes in the perceived threat environment, the U.S. Government’s budget deficits, spending priorities, and possible political pressure to reduce U.S. Government military spending, each of which could cause the DoW budget to remain unchanged or to decline. Generally, an increase in the level of concern over the country’s safety tends to increase defense budgets. However, we cannot provide assurance that an increase in defense spending would benefit our business. At other times, spending by the military can decrease. Decreases in U.S. defense spending, changes in the allocation of defense spending, or the expiration or termination of certain aerospace and defense programs on which we have content could result in a reduction in our revenues and earnings and could have a material adverse effect on our business, financial condition, and results of operations.

U.S. lawmakers on several occasions have passed legislation to raise the federal debt ceiling, the most recent of which was through the passage on July 4, 2025 of the One Big Beautiful Bill Act ("OBBBA"), which raised the federal debt ceiling by $5 trillion. Failure by Congress to further suspend or increase the debt ceiling could delay or result in the loss of contracts for the procurement of our products and services, and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments.

A downturn in the commercial aircraft market could adversely affect our business.

Our sales to large commercial aircraft manufacturers, such as Boeing, Airbus, and related OEM suppliers, as well as manufacturers of business jets, are cyclical in nature, and can be adversely affected by a number of factors, including current and future passenger traffic levels, increasing fuel and labor costs, environmental concerns (inclusive of climate change), intense price competition, high interest rates, the retirement of older aircraft, regulatory changes, outbreak of infectious disease such as COVID-19, terrorist attacks, labor strikes such as the International Association of Machinists and Aerospace workers union work stoppages at Boeing, geopolitical events, conflicts and wars (including the Russia-Ukraine war), general economic conditions (including cost inflation), worldwide airline profits, and backlog levels, all of which can be unpredictable and are outside of our control. For example, the COVID-19 pandemic drastically reduced air traffic as travel restrictions and social distancing measures were implemented to help control the spread of the virus. The reduced air traffic applied financial pressures on airlines, who, in order to preserve cash and liquidity, dramatically reduced flight hours and cancelled or delayed the purchases of new aircraft. Furthermore, as companies and employees become accustomed to working remotely, there is a risk that business travel and the associated flight hours may be impacted. Any decrease in demand resulting from a downturn in the aerospace market could adversely affect our business, financial condition, and results of operations.

Our backlog is subject to reduction and cancellation, which could negatively impact our revenues and results of operations.

Backlog represents products or services that our customers have contractually committed to purchase from us. As we are a subcontractor to prime contractors for the vast majority of our government business, substantially all amounts in backlog are funded. Backlog excludes unexercised contract options and potential orders under ordering type contracts (e.g. Indefinite Delivery / Indefinite Quantity). Further, it is adjusted for changes in foreign exchange rates and is reduced for contract cancellations and terminations in the period in which they occur. Backlog as of December 31, 2025 was approximately $4.1 billion. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The timing of backlog may be impacted by project delays. The U.S. Government may unilaterally modify or cancel its contracts. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our results of operations.

As a U.S. Government contractor, we are subject to numerous procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts, which in some instances, impose added costs on our business. These regulations and other requirements regularly evolve, and new laws, regulations or procurement requirements or changes to current ones could further significantly increase our costs and risks and reduce our profitability. We have been, and expect to continue to be, subjected to audits, reviews, and investigation by government agencies. A violation of specific laws and regulations could also result in the imposition of fines and penalties, the termination of our contracts, debarment from bidding on contracts, harm to our business reputation, or result in our progress payments being withheld. These fines and penalties could be imposed, for example, by failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, or filing false claims. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at its convenience as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on work actually completed on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would normally include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

We have contracts and operations in many parts of the world subject to United States and foreign laws and regulations, including the False Claims Act, regulations relating to import-export control (including the International Traffic in Arms Regulation promulgated under the Arms Export Control Act), sanctions programs implemented by the Office of Foreign Assets Control of the U.S. Department of Treasury ("OFAC"), technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and the anti-boycott provisions of the U.S. Export Administration Act. Although we have implemented policies and procedures and provided training that we believe are sufficient to address these risks, we cannot guarantee that our operations will always comply with these laws and regulations. From time to time, we may file voluntary disclosure reports with the U.S. Department of State, the Department of Energy, the Department of Commerce, and the Department of Treasury regarding certain violations of U.S. export control laws and regulations and OFAC sanctions discovered by us in the course of our business activities, employee training, or internal reviews and audits. To date, our voluntary disclosures have not resulted in a fine, penalty, or export privilege denial or restriction that has had a material adverse impact on our financial condition or ability to export. Our failure, or failure by our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil, or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on our business.

Any significant disruption in the commercial nuclear power industry, including delays in the development of small modular reactors, could adversely affect our results of operations or future outlook.

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

Our Naval & Power segment manufactures components for, and provide services to, customers in the nuclear power market, including utilities and certain governmental entities, and subjects us to various safety related requirements imposed by the U.S. Government, the Department of Energy, the Nuclear Regulatory Commission, and other agencies in foreign jurisdictions. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines, or shut down operations, depending on their assessment of the severity of the noncompliance. In addition, new or revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures.

The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and U.S. Department of Energy (“DOE”) contractors for liabilities arising out of nuclear incidents at power plants licensed by the Nuclear Regulatory Commission (“NRC”) and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. The Price-Anderson Act indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident or evacuation is not covered under the Price-Anderson Act’s indemnification provisions, we could be held liable for damages, regardless of fault. In addition, if such indemnification authority is not applicable in the future, for instance, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification.

We offer similar services in other jurisdictions outside the United States. For those jurisdictions, varying levels of nuclear liability protection is provided by international treaties, and/or domestic laws, such as the Nuclear Liability and Compensation Act of Canada and the Nuclear Installations Act of the United Kingdom, insurance and/or assets of the nuclear installation operators (some of which are backed by governments) as well as under appropriate enforceable contractual indemnifications and hold-harmless provisions. These protections and indemnifications, however, may not cover all of our liability that could arise in the performance of these services.

The airline industry is heavily regulated, and if we fail to comply with applicable requirements, our results of operations could suffer.

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration ("FAA") and the European Aviation Safety Agency, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include documentation with our products sold to aircraft manufacturing customers certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we as well as the products that we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of such product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

In addition, from time to time, the FAA or equivalent regulatory agencies in other countries propose new regulations or changes to existing regulations, which are usually more stringent than existing regulations. If these proposed regulations are adopted and enacted, we may incur significant additional costs to achieve compliance, which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to liability under environmental and health and safety laws and regulations.

Our business and facilities are subject to numerous federal, state, local, and foreign laws and regulations relating to the use, manufacture, storage, handling, and disposal of hazardous materials and other waste products used in the manufacturing of certain of our products or providing certain of our services, and we are subject to potentially significant fines or penalties, including criminal sanctions, as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We may also be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas emissions and climate change regulations and initiatives increase. Regulatory bodies may decide in the future to limit or ban certain materials we use in our manufacturing process due to potentially significant health and safety risks to people or the environment. Such limitations or bans may in the future require us to consider the use of alternative raw materials or changes to our method of operations. Such alternatives often require customer approval and may result in additional costs, including higher raw material expenses, changes in operational methods, and additional customer qualifications. The formulation changes could also impact the utility of our products.

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

From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, asbestos and environmental exposures, intellectual property matters, copyright infringement, compensation for alleged personal injury, workers’ compensation, employment and employee benefit matters, government contract issues, commercial or contract disputes, and acquisitions or divestitures. We also may be subject to class action lawsuits, such as those involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, the ultimate outcome is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, including punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief, and the magnitude of the potential loss may remain unknown for substantial periods of time. These proceedings could also result in substantial cost to defend ourselves and may require us to devote substantial employee resources, which could distract our management from the operation of our business. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows.

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

Regulators, stockholders, and other interested constituencies have focused increasingly on corporate responsibility, specifically related to the environmental, social, and governance ("ESG") or sustainability practices of companies, including climate change over the past few years, and expectations in this area are rapidly evolving. The criteria used to evaluate ESG practices may continue to evolve, which could result in greater expectations and may cause us to undertake costly initiatives to satisfy new criteria and abide by any new disclosure requirements. Some investors have used, and may continue to use, ESG criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies relating to ESG matters are inadequate. Our customers may also require us to implement environmental, social, or governance responsibility procedures or standards before they continue to do business with us. Additionally, we may face reputational challenges if our ESG procedures or standards do not meet the standards set by certain constituencies, which are often inconsistent in approach. Furthermore, from time to time, we may communicate certain initiatives or goals regarding ESG matters. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which any of our commitments will be achieved, if at all. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

RISKS RELATED TO FINANCIAL MATTERS

Political and economic changes in foreign countries and markets, including foreign currency fluctuations, may have a material effect on our operating results.

During 2025, approximately 27% of our total net sales were to customers outside of the United States. Additionally, we also have operating facilities located in foreign countries. Doing business in foreign countries is subject to numerous risks, including without limitation: (a) political and economic instability and potential for social unrest; (b) the uncertainty of the ability of non-U.S. customers to finance purchases; (c) restrictions on the repatriation of funds; (d) restrictive trade policies; (e) tariff regulations; (f) difficulties in obtaining export and import licenses; (g) government financed competition; (h) changes in the local labor-relations climate; (i) economic conditions in local markets, including changes in inflation; (j) health concerns (including COVID-19 or any of its variants); (k) complying with foreign regulatory and tax requirements that are subject to change; and (l) limitations on our ability to enforce legal rights and remedies. For example, in response to Russia’s invasion of Ukraine, the United States, along with the European Union, have imposed restrictive sanctions on Russia, Russian entities, and Russian citizens. We are subject to these governmental sanctions and export controls, which may subject us to liability if we are not in full compliance with applicable laws. Further, implementation of new tariff schemes by various governments, such as those implemented by the United States, Canada, and China in recent years, could potentially increase the costs of our materials, increase our cost of production, and ultimately increase the landed cost of our products sold from one country into another country. While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations.

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

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. On July 4, 2025, the U.S. government enacted the OBBBA, which extended various expiring tax provisions from the Tax Cuts and Jobs Act of 2017 ("TCJA") and introduced a variety of other substantial tax law changes. For Curtiss-Wright, the most significant impact relates to the immediate expensing of research and development expenditures in 2025, reducing total estimated 2025 tax payments. There was no material impact to the Corporation's 2025 effective tax rate. Further, changes in the tax laws of foreign jurisdictions where we operate could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development ("OECD"). In December 2022, the European Union ("EU") member states reached an agreement to implement the 15% minimum corporate tax component ("Pillar Two") of the OECD’s tax reform initiative with certain aspects effective January 1, 2024, and other aspects effective January 1, 2025. Further, on January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” with respect to Pillar Two global minimum tax rules that includes new administrative guidance. Legislative changes to address Pillar Two are being adopted by taxing authorities in countries where we do business. Based on the Corporation’s assessments, it does not expect Pillar Two to have a material impact on its effective tax rate nor on its consolidated results of operation, financial position, and cash flows.

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

As of December 31, 2025, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $2.2 billion, which represented approximately 43% of our total assets. Our goodwill is subject to an impairment test on an annual basis, or more frequently, whenever events and circumstances indicate that goodwill may be impaired. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the difference between the purchase price and the fair value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. For example, if the financial performance of such business was to decline significantly, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material adverse impact on our financial condition and results of operations.

Our current debt, and debt we may incur in the future, could adversely affect our business and financial position.

As of December 31, 2025, we had approximately $1.0 billion of debt outstanding. Our level of debt and debt servicing costs associated with that indebtedness, in part because of increases in interest rates on variable rate indebtedness under our revolving credit facility, could have significant consequences for our business. For example, our indebtedness could require us to use a substantial portion of our cash flows from operations to pay the principal and interest on our debt, thereby reducing funds available for working capital, acquisitions, dividends, capital expenditures, and other investments in our business, including investments in technology and research and development; make us vulnerable to economic downturns and increases in interest rates; limit us from obtaining additional debt; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; and place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resource than we do. In addition, most of our debt arrangements require us to maintain certain debt and interest coverage ratios and limit our ability to incur debt, make investments or undertake certain other business activities. These requirements could limit our ability to obtain future financing and may prevent us from taking advantage of attractive business opportunities. Our ability to meet the financial covenants or requirements in our debt arrangements may be affected by events beyond our control, and we cannot assure you that we will satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the restrictions could result in an event of default under our debt arrangements which, in turn, could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our debt arrangements, after the expiration of any grace periods, our lenders could elect to declare all amounts outstanding under our debt arrangements, together with accrued interest, to be immediately due and payable. If this were to happen, we cannot ensure that our assets would be sufficient to repay in full the payments due under those arrangements or our other indebtedness or that we could find alternative financing to replace that indebtedness.

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

A significant portion of our business activities are conducted in foreign countries, including Mexico and Canada. Our business benefits from free trade agreements such as the United States-Mexico-Canada Trade Agreement ("USMCA") and relies on various U.S. corporate tax provisions related to international commerce as we build, market, and sell our products globally. Although there are no immediate effects on our operations with respect to USMCA, we cannot predict future developments in the political climate involving the United States, Mexico and Canada, and thus, these may have an adverse and material impact on our operations and financial growth. The USMCA is subject to renewal in 2026 and the U.S. government has recently indicated that it intends to negotiate changes to the USMCA with the Mexican and Canadian governments. The effects of such negotiations and any changes to the USMCA may negatively impact our operations in Mexico and Canada, and may significantly and materially increase our costs by increasing the cost of shipping products from our facilities in Mexico and in Canada.

The United States and other countries have levied tariffs and taxes on certain goods, such as those implemented by the United States, Canada, and China in recent years. Some of our products are included in these tariffs. The imposition of new or increased tariffs, duties, border adjustment taxes, or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers, which we believe may reduce demand for our products in the U.S. and abroad. Media and political reactions in the affected countries could potentially exacerbate the impact on our operations in those countries. Our price increases may not be sufficient to fully offset the impact of the tariffs, and result in lowering our margin on products sold. If the U.S. government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the U.S. or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business.

Global economic conditions may adversely affect our business, operating results and financial condition.

Historically, we have not been significantly impacted by inflation, with increases in raw material costs or payroll costs generally offset through lean manufacturing activities or pricing initiatives. However, in recent history, we have experienced heightened pressures in our costs of material, services, and especially labor, consistent with the overall high rates of inflation. We have consistently focused on mitigating inflation through pricing and operational excellence initiatives, and generally have been able to offset these cost increases, as a portion of our contracts contain terms and conditions that enable us to pass inflationary price increases to our customers. In those cases whereby inflationary increases are not contractually stipulated, we aim to actively negotiate price increases. We have consistently made annual investments in capital that deliver efficiencies and cost savings, while continuing to focus on negotiating better contract terms, especially on long-term agreements. While the historical benefits of these efforts have generally offset the margin impact of competitive pricing conditions in the markets that we serve, there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to fully offset the effects of higher costs through price increases on a timely basis.

Although we have significant discretionary funding capacity through our generation of significant operating cash flows coupled with access to the credit markets, our ability to fund our operations could be negatively impacted by the following factors: (a) global macroeconomic uncertainty, (b) the ongoing trade disputes between the United States, Canada, and China, (c) armed conflicts around the world, such as those in Ukraine, (d) any conflict or threatened conflict between China and Taiwan (including the imposition of related sanctions by the United States and other countries as well as measures taken in response to such sanctions), (e) any prolonged future U.S. government shutdown, (f) inflationary pressures, (g) rising interest rates, (h) labor shortages, (i) global supply chain disruptions, and (j) uncertainty regarding the stability of global credit and financial markets. In addition, certain of our customers and suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies, and other financial hardships, which could impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers and suppliers. Depending on their severity and duration, the effects and consequences of a global economic downturn could have an adverse impact on our results of operations and financial condition.

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

Despite our concerted effort to minimize risk to our production capabilities and corporate information systems and to reduce the effect of unforeseen interruptions through insurance or other risk transfer mechanisms, such as our business continuity planning and disaster recovery plans, we could be adversely impacted by terror attacks, war (including the Russia-Ukraine war), natural disasters such as earthquakes, hurricanes, floods, tornadoes, ice storms, climate change-related events, or other events such as strikes by the workforce of a significant customer or supplier (e.g., the International Association of Machinists and Aerospace workers union work stoppages at Boeing). Several of our facilities, because of their locations, could be subject to catastrophic loss caused by the above-mentioned natural disasters. Global climate change may aggravate natural disasters and increase severe weather events that affect our business operations. These risks could negatively impact demand for or supply of our products and could also cause disruption to our facilities or systems, which could also interrupt operational processes and adversely impact our ability to manufacture our products and provide services and support to our customers. The insurance we maintain may be insufficient to cover our losses, and any incidents may result in loss of, or increased costs of, such insurance. In addition, while our existing disaster recovery and business continuity plans, including those relating to our information technology systems are well designed, they may not be fully responsive to, or minimize losses associated with, catastrophic events. As a result, any business disruption could negatively affect our business, operating results, or financial condition.

Pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19 may adversely impact our business, operations, and financial results.

A pandemic, including COVID-19 or other epidemic or public health emergency, together with preventative measures taken to contain or mitigate such crises, could impact our business, operations and financial condition in a variety of ways, such as: (i.) impact our customers such that the demand for our products and services could change; (ii.) disrupt our supply chain and impact the ability of our suppliers to provide products or services as required; (iii.) disrupt our ability to sell and provide our products and services and otherwise operate effectively; (iv.) increase incremental costs resulting from the adoption of preventative measures and compliance with regulatory requirements; (v.) create financial hardship on customers, including by creating restrictions on their ability to pay for our products and services; and (vi.) result in closures of our facilities or the facilities of our customers or suppliers. Even after a public health crisis subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, operations, and financial results. As we cannot predict the duration, scope or severity of future public health crises, the negative financial impact to our results cannot be reasonably estimated and could be material.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Our Board is actively engaged in the oversight of the Company’s cybersecurity, information security, data protection, and technology programs (“cybersecurity”). The Audit Committee of the Board, acting through its written charter, serves as the principal agent of the Board in fulfilling its oversight and review of the Company’s policies and procedures with respect to cybersecurity risk assessment and risk management. The Company’s Chief Digital and Information Officer ("CDIO") leads the Company’s cybersecurity risk assessment and risk management program. Our CDIO, with over 25 years of experience leading cybersecurity oversight, brings a wealth of expertise and in-depth knowledge that is instrumental in developing and executing our cybersecurity program.

Our cybersecurity program is fully integrated into the Company’s overall enterprise risk management program. Our Vice President, Risk and Compliance ("VP of Risk") facilitates the enterprise risk management program, and helps ensure that risk management is integrated into our strategic and operating planning process. The VP of Risk works closely with the CDIO and his information technology security team to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level.

The CDIO continually assesses industry best practices, frameworks, and standards, and leverages them to advance our cybersecurity program. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Our cybersecurity risk management program includes the deployment of tools and activities designed to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents. Program highlights include:

a.Employing a multi-layer strategy of defense designed to ensure the safety, security, and responsible use of information and data.
b.Monitoring of all IT assets, resources, and data 24-hours per day, 7-days per week, 365-days per year by security operations center.
c.Performing annual testing of the Company’s incident response plan and cybersecurity posture by a third party.
d.Incorporating external expertise to manage the security operations center, perform penetration tests, cyber-attack simulation exercises, and log management to review anomalies indicating a possible breach.
e.Maintaining a business continuity program and cyber insurance.
f.Performing periodic employee simulated phishing campaigns.
g.Conducting annual cybersecurity and insider threat training for all employees.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to provide a System and Organization Controls ("SOC") 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis.

The CDIO plays a pivotal role in informing the Audit Committee, as well as our CEO and other members of our senior management team, including our Chief Financial Officer ("CFO"), COO, and General Counsel, on cybersecurity risks. The CDIO provides comprehensive briefings to the Audit Committee on a periodic basis, which the CEO and other members of our senior management team attend. This report includes discussions of rapidly evolving cybersecurity threats, cybersecurity incidents, cybersecurity technologies and solutions deployed, major cybersecurity risk areas, and policies and procedures to address those risks and cybersecurity incidents. The report also includes third-party assessments of our cybersecurity program, which are conducted regularly. The CDIO also informs the CEO and other members of our senior management team on a more informal basis of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us. Any significant cybersecurity matters and strategic risk management decisions related thereto are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on significant cybersecurity issues.

In 2025, the Company achieved its primary cybersecurity risk management objective of no material cybersecurity incidents.

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

Item 2. Properties.
Our corporate headquarters is located at a leased facility in Davidson, North Carolina. As of December 31, 2025, we had 146 facilities worldwide, consisting of 142 facilities associated with our reportable segments as well as four corporate and shared-services facilities. Approximately 84% of our facilities operate as manufacturing and engineering, or metal treatment plants, while the remaining 16% operate as selling and administrative office facilities. The number and type of facilities utilized by each of our reportable segments are summarized below:

Owned Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	7	1	5	13
Europe	9	—	—	9
Total	16	1	5	22

Leased Facilities Location	Aerospace & Industrial	Defense Electronics	Naval & Power	Total
North America	41	16	25	82
Europe	14	4	8	26
Asia	10	—	2	12
Total	65	20	35	120
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol CW. As of January 1, 2026, we had approximately 2,160 registered shareholders of our common stock, $1.00 par value.

DIVIDENDS

During 2025 and 2024, the Company paid quarterly dividends as follows:

	2025	2024
Common Stock
First Quarter	$0.21	$0.20
Second Quarter	0.24	0.21
Third Quarter	0.24	0.21
Fourth Quarter	0.24	0.21

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans as of December 31, 2025, the end of our most recently completed fiscal year:

Plan category	Number of securities to be issued under equity compensation plans		Weighted-average fair value of outstanding equity-based awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	243,641	(a)	$236.10	1,328,041	(b)
Equity compensation plans not approved by security holders	None		Not applicable	Not applicable
(a)Consists of 223,977 shares issuable upon vesting of performance share units, restricted shares, restricted stock units, and shares to non-employee directors under the 2024 Omnibus Incentive Plan, and 19,664 shares issuable under the Employee Stock Purchase Plan.
(b)Consists of 904,870 shares available for share-based awards under the 2024 Omnibus Incentive Plan, and 423,171 shares remaining available for issuance under the Employee Stock Purchase Plan.
Issuer Purchases of Equity Securities

The following table provides information about our repurchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2025.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
October 1 – October 31	232,557	$560.52	916,216	$104,676,322
November 1 – November 30	8,012	$562.44	924,228	260,170,029
December 1 – December 31	9,447	$552.27	933,675	254,952,689
For the quarter ended December 31	250,016	$560.27	933,675	$254,952,689
During the third quarter of 2025, the Corporation entered into two written trading plans under Rule 10b5-1 of the Exchange Act. The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan included purchases in the total amount of $200 million, which took effect on August 11, 2025 and was completed in the third quarter of 2025. The second trading plan included purchases in the total amount of $200 million, which took effect on September 10, 2025 and was completed in the fourth quarter of 2025.

In November 2025, the Corporation entered into two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan includes purchases in the total amount of $60 million executed equally over the course of calendar year 2026. This written trading plan takes effect on January 2, 2026 and will cease on December 31, 2026. The second trading plan includes potential purchases in the total amount of $100 million. The Company cannot predict when or if it will purchase any additional shares of common stock as such plan includes a price limit where the Company would not buy shares under the Rule 10b5-1 plan. This written trading plan takes effect on January 2, 2026 and will cease on December 31, 2026. The terms of the trading plans can be found in the Corporation's Form 8-K filed with the U.S. Securities and Exchange Commission on November 21, 2025.

The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference therein.

PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on our common stock during the last five fiscal years with the annual change in the cumulative total return of the S&P MidCap 400 Index and the S&P Aerospace & Defense Select Industry Index. The graph assumes an investment of $100 on December 31, 2020 and the reinvestment of all dividends paid during the following five fiscal years.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

500
400
300
200
100
2020
2021
2022
2023
2024
2025
Curtiss-Wright Corp
S&P MidCap 400 Index
S&P A&D Select Industry Index

Company / Index	2020	2021	2022	2023	2024	2025
Curtiss-Wright Corp	100	119.86	145.07	194.36	310.45	483.25
S&P MidCap 400 Index	100	124.76	108.47	126.29	143.89	154.68
S&P A&D Select Industry Index	100	102.72	97.85	121.41	150.03	220.22

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") begins with an overview of our company, followed by economic and industry-wide factors impacting our company and the markets we serve, a discussion of the overall results of operations, and finally a more detailed discussion of those results within each of our reportable segments.

COMPANY ORGANIZATION

Curtiss-Wright Corporation is a global integrated business that provides highly engineered products, solutions, and services mainly to A&D markets, as well as critical technologies in demanding commercial nuclear power, process, and industrial markets. We maintain competitive positions in the majority of our key A&D and commercial end markets through engineering and technological leadership, consistent investments in research and development, precision manufacturing, and long-standing relationships. We continue to leverage our teams’ collaborative efforts and the strength of our combined portfolio, while also seeking to build upon cross-market opportunities that may exist within our defense and commercial market technologies.

Market Analysis and Economic Factors

Curtiss-Wright’s end market strategy is to grow leading market positions through the development of highly engineered products and services to deliver long-term profitable growth. We are well positioned on high performance platforms and benefit from decades of engineering expertise and knowledge transfer. We are committed to investing in technologies and aligning our core competencies with new applications and evolving market trends.

The Company’s global portfolio spans across the defense, commercial aerospace, commercial nuclear power & process, and general industrial markets. Our end market diversification provides opportunities to drive growth in new products and markets through ongoing innovation and collaboration across the portfolio. It also helps mitigate the impact of volatility caused by industry and economic cycles.

Economic Factors Impacting Our Markets

Many of Curtiss-Wright’s commercial businesses are driven in large part by global economic growth, primarily led by operations in the U.S., Canada, Europe, and China, and as measured by real gross domestic product ("GDP"). Our major geographical markets have seen economic growth rates weaken considerably over the past few years, due in large part to heightened macro uncertainty including rising inflation and the implementation of tariffs. In 2024, U.S. and Global GDP both grew 2.8%. In 2025, U.S. GDP is expected to grow approximately 2.2% according to various forecasts, despite a slightly less impactful headwind of rising inflation resulting from interest rate reductions. In 2026, based on a range of forecasts, growth in the U.S. economy is expected to slightly exceed 2025 levels despite continued economic uncertainty, as economists expect the U.S. Federal Reserve to implement further easing on interest rates to control inflation.

In the global environment, which is influenced by international trade, economic conditions, as well as geopolitical and tariff uncertainty, global GDP is expected to grow approximately 2.9% in 2025, decrease to 2.7% in 2026, and remain well below 3% for the foreseeable future.

Defense

Curtiss-Wright maintains a strong presence across the naval, aerospace, and ground defense markets, which collectively represent approximately 58% of our annual net sales. Curtiss Wright provides vast platform and program diversity, where we support over 400 platforms and 3,000 programs worldwide. Our portfolio of products and services supports critical high-performance programs and platforms serving all branches of the U.S. military, in addition to a strong and growing international defense presence. The most significant portion of our defense revenues is comprised of long-term programs and primarily fixed-price contracts driven mainly by U.S. DoW budgets and funding levels. We have strong alignment to U.S. military priorities and long-term visibility on high priority platforms, most particularly shipbuilding. As a supplier of COTS and COTS+ solutions, we continue to demonstrate that defense electronics technology will enhance our ability to design and develop future generations of advanced systems and products for high performance applications.

Curtiss-Wright is well-positioned to grow in strong U.S. defense budget environments. In more challenging budget years, or those impacted by funding delays, the Company is well-insulated from specific program funding decisions due to the breadth of our portfolio, which consists of unique, sole-source positions and larger, multi-year opportunities that provide continued stability. We also endeavor to capitalize on work typically outsourced from defense primes when budgets are more fiscally restrained. As a result, the Company has historically demonstrated solid growth in this market, particularly when including acquisitions, and has exceeded the average growth rate of the base U.S. defense budget over the past 20 years through various cycles and administrations. Our performance is supported by a strong backlog, especially in naval defense.

In the naval defense market, we expect continued funding for U.S. shipbuilding programs, which have received strong bipartisan support from Congress, in addition to supplemental maritime industrial base funding to support facility expansion and technology modernization initiatives. Of note, we are recognizing significant production revenues on the Ford class aircraft carrier, Columbia class and Virginia class submarines, and numerous surface ship platforms, as well as development revenues on the future generation SSN(X) submarine. We have a long legacy of providing products that support nuclear propulsion systems on naval vessels. In addition, through our service centers, we are a provider of ship repair and maintenance for the U.S. Navy’s Atlantic and Pacific fleets. In the aerospace defense market, we expect to benefit from increased funding levels supporting the global market for manned and unmanned military aircraft, particularly Command, Control, Computers, Communications, Cyber, Intelligence, Surveillance, and Reconnaissance ("C5ISR"), electronic warfare, encryption, unmanned systems, and communications programs. We also design and manufacture high-technology data acquisition and comprehensive flight test instrumentation systems, as well as critical aircraft arresting systems equipment. In the ground defense market, we are a supplier of advanced tactical communications solutions for battlefield network management, including COTS-based rugged, small form factor communications systems and integrated network communications management software. We are also well positioned with our electronics stabilization systems equipment supporting ground combat and tactical vehicles, particularly in the international ground defense market. Through continued innovation as well as incremental research and development investments, Curtiss-Wright maintains strong alignment with numerous high growth U.S. military priorities, modernization efforts and emerging technological trends, including security, cyber, hypersonics, and the net-centric connected battlefield. In addition, as a leading supplier of MOSA-based solutions, Curtiss-Wright remains well aligned with the best-in-class open standards-based architectures within the industry, and the critical mandates supporting major defense acquisition programs.

The U.S. government began its FY2025 fiscal year on October 1, 2024 under a continuing resolution ("CR"), which eventually led to a historic full-year CR with a base budget of approximately $840 billion, up slightly year-over-year, and a fully discretionary budget of approximately $895 billion. In addition to the longest shutdown in modern history, the government began its FY2026 fiscal year on October 1, 2025 under a CR to allow for more time to negotiate a full-year funding deal. The FY2026 Defense Appropriations Act was officially passed in February 2026, with base levels consistent with FY25 budget funding. In addition, the President’s FY2026 Budget Request included $150 billion in overall funding approved by Congress under the OBBBA, $113 billion of which is anticipated to support FY2026. This funding has the potential to drive more than 13% topline growth over the FY2025 enacted budget to a discretionary defense budget approaching $1 trillion. Key priorities include naval shipbuilding, with a focus on improving the maritime industrial base, tactical battlefield communications and networking, vehicle modernization, tactical aircraft modernization, and Golden Dome, all of which are anticipated to receive strong funding and provide numerous growth opportunities for Curtiss-Wright in 2026 and beyond.

Looking ahead, the DoW has yet to release a future year defense plan ("FYDP") through FY30, which is typically meant to cover longer-term spending priorities aimed at improving the defense industrial base and national security, modernization, and countering China as the “pacing challenge” in the global environment. However, there have been initial discussions about additional reconciliation funding for FY27.

We also see continued strong growth in non-U.S. military spending, supported by a renewed, global focus from NATO and allied countries in light of Russia’s invasion of Ukraine, as well as the continued threat from China. NATO’s Secretary outlined a ten-year commitment to ramp up NATO allies’ investment to 5.0% of GDP per year on defense (previously 2.0%), with a goal to reach 3.5% of GDP spent on core (or hard) military spending and 1.5% of GDP for critical infrastructure, cybersecurity, and other defense measures. Today, Curtiss-Wright’s total direct foreign military sales represent approximately 10% of the Corporation’s total revenues. International markets also represent a growing portion of overall sales for defense prime contractors, creating additional growth opportunities for Curtiss-Wright.

Commercial Aerospace

Curtiss-Wright derives revenue from the global commercial aerospace market, principally to the commercial jet market, and to a lesser extent the regional jet, business jet, and commercial helicopter markets. Our primary focus is OEM products and services for commercial jets, which represent approximately 90% of our sales in this market and are highly dependent on new aircraft production from our primary customers, Boeing and Airbus. We have significant content on the majority of the commercial aircraft programs, where our business is more leveraged to narrowbody (~60%) than widebody (~40%) commercial aircraft. We provide critical equipment supporting these platforms, including actuation, high-temperature and high accuracy sensors, flight controls, and other sophisticated electronics, as well as surface treatment services such as shot and laser peening, and specialty coatings utilized on highly stressed components of turbine engine fan blades and aircraft structures. Curtiss-Wright’s exposure continues to grow on Airbus platforms as we expand the reach of our electromechanical actuation business and pursue opportunities to provide high temperature sensors used in the hottest sections of the engine. Additionally, the Company has expanded its offering of flight data recorder technology to support the FAA's 25-hour safety mandates.

Despite economic uncertainty, global air travel reached record levels in 2025 and has steadily grown since the 2020 pandemic. The key drivers in the commercial aerospace market are passenger travel and freight logistics, along with the demand for and delivery of new aircraft to replace the existing, aging fleet. The prolonged production up-cycle experienced in the prior decade was driven by increases in production by Boeing and Airbus on both legacy and new aircraft, particularly narrow-body aircraft. Additionally, sustained low oil prices contributed to declining fuel prices, which in turn led to cheaper airfares for consumers and increased passenger growth.

While we closely monitor these industry metrics, our success and future growth in the commercial aerospace market is primarily tied to the anticipated growth in aircraft production rates (e.g., Boeing 737 and 787, Airbus A320 and A350), the timing of our order placement, continued partnering with aerospace OEMs on both the current fleet and the next-generation of single aisle programs and engines, and emerging opportunities to support more fuel efficient and all-electric aircraft. Overall, we expect the secular trends of electrification and decarbonization, along with tremendous customer backlog, to support a long-term ramp up in commercial aerospace production.

Commercial Nuclear Power & Process

In the power market, Curtiss-Wright is a global supplier of nuclear reactor technologies. We derive sales from the commercial nuclear power generation market, whereby we supply a variety of highly engineered products and services, including reactor coolant pumps, control rod drive mechanisms, valves, motors, spent fuel management, containment doors, bolting solutions, enterprise resource planning, plant process controls, and coating services. We provide equipment and services to both the aftermarket and new build markets, and are aligned globally to support the entire commercial nuclear lifecycle. Today, we have content on every reactor operating in the U.S., Canada, and U.K., along with significant exposure within South Korea. Curtiss-Wright also plays a significant role in the new build market supporting the Generation III+ Westinghouse AP1000 reactor. Additionally, we are executing initiatives to leverage our capabilities into the broader conventional power generation market, capitalizing on advances in digital instrumentation and control systems, as well as next-generation SMRs and Advanced Reactor designs.

There are a number of global forces driving a resurgence in nuclear power, as it continues to become more widely accepted as a critical source to meet rising future energy demand and decarbonization commitments through the creation of clean, reliable, and affordable energy, and more recently through its potential to meet surging data-center power demand driven by AI. Within the U.S., nuclear power continues to benefit from both strong public and bipartisan government support. In May 2025, the President signed a series of Executive Orders ("EOs") titled "Reinvigorating the Nuclear Industrial Base," which focused on the importance of commercial nuclear to U.S. national security, as well as the country’s leadership in global nuclear power development and AI. Among the many highlights, these EOs are focused on stimulating growth in the industry by quadrupling U.S. nuclear capacity by 2050 from 100 gigawatts ("GW") to 400 GW; reforming and modernizing NRC regulations to promote faster licensing; prioritizing the DOE to work with the nuclear energy industry to facilitate 5 GW of power uprates to existing nuclear reactors; restarting stalled projects and half-built reactors; accelerating the deployment of advanced nuclear technologies; and supporting the construction of 10 new large reactors by 2030. In October 2025, U.S. new reactor construction was further supported by the U.S. government’s announcement that it entered into a strategic partnership to provide at least $80 billion to support the construction of new Westinghouse nuclear reactors and reinvigorate the nuclear power industrial base. Outside of the U.S., following the Russian invasion of Ukraine and the disruption that it caused to European energy markets, nuclear power is being viewed as a pathway towards energy independence and an opportunity for European economies to break free from Russian natural gas and oil.

According to the NRC, nuclear power comprises approximately 20% of all electric power produced in the U.S. today, with 94 reactors (including both Vogtle 3 and 4 AP1000 reactors) operating across 56 nuclear power plants in 28 states. Our growth opportunities for aftermarket products and services are driven by plant aging, plant closures, plant starts, requirements for planned outages, plant life extensions (from the end of their original 40-year operating lives to 60-year and now 80-year lives via subsequent license renewals), the levying of regulatory requirements, suppliers abandoning the commercial nuclear market, and plants seeking technology and innovation advances, such as digitalization, that further enable plant modernization.

The U.S. market continues to experience strong bipartisan support for nuclear power, with previous significant investments through the Civil Nuclear Credit Program (part of the Infrastructure Bill) and nuclear power production tax credits (provided by the Inflation Reduction Act), and, more recently, through proposed nuclear reactor restarts focused on helping to preserve and expand the existing U.S. reactor fleet. As a result, we have experienced and continue to expect increased opportunities for our vast portfolio of advanced nuclear technologies to aid safety, extend the reliability, and ensure the ongoing viability of U.S. nuclear plants. We also continue to expand Curtiss-Wright’s presence in Government Nuclear by providing equipment, systems, and construction products, such as safety-related control systems and plant performance and monitoring equipment, to key customers, including the Idaho National Laboratory and other government sites. Outside of the U.S. market, as international plants age, we foresee numerous opportunities to help solve operators’ needs to prevent obsolescence through plant safety and technology upgrades, plant life extensions, and upgrades of computer systems, and we continue to grow our relationships throughout Canada, Europe, and South Korea, among others.

In the new build market, we also play a significant role supporting the Westinghouse AP1000 reactor, for which we are a supplier of reactor coolant pumps, as well as a variety of ancillary plant products and services. On a global basis, nuclear plant construction remains active. According to the World Nuclear Association, there are more than 70 new reactors under construction in 15 countries, with nearly 120 additional reactors planned and more than 300 others proposed over the next several decades. We continue to expect to play a role in new build nuclear plant construction, and remain aligned with Westinghouse in their pursuits. Curtiss-Wright's growth in the new build market will be driven by new AP1000 orders, with the potential for 20 to 25 reactors to be built in Central and Eastern Europe, along with at least 10 reactors proposed to be built in the United States. This presents a tremendous opportunity to drive Curtiss Wright's long-term growth, as Poland, Bulgaria, and the U.S. are expected to begin construction of new plants before the end of the decade.

Backed by strong funding and legislative support, the U.S. Department of Energy previously allocated $3.2 billion for advanced nuclear reactors through its Advanced Reactor Demonstration Program ("ARDP") to accelerate the development and demonstration of SMRs and advanced reactors through cost-shared partnerships with U.S. industry. The nuclear industry is also benefiting from an influx of investment from major technology companies including Amazon, Microsoft and Google to support electricity production to power data centers. We continue to grow our exposure in this market and are actively engaged with all major 300MW+ reactor designers to develop partnerships and secure content for the design and development of critical systems and equipment expected to be deployed globally. According to a 2022 Nuclear Energy Institute ("NEI") survey, its member utilities see a role for more than 90 gigawatts of nuclear power in support of their decarbonization goals, which translates to the potential for 300 new SMRs by 2050, and represents only a fraction of the potential global demand for these technologies. We anticipate SMR design and development will begin to shift to prototypes as soon as 2026 and transition to initial production orders by the end of this decade before reaching a steady-state of production by the middle of the next decade, providing a tremendous long-term growth opportunity.

In the process market, we derive revenue from the oil and gas, chemical, and petrochemical industries through severe-service pump and valve products, and surface treatment services, in which the majority of our sales are to the downstream markets. Sales in these industries are driven by global supply and demand, crude oil prices, industry regulations, and the natural gas market, with growth rates in this market closely linked to global GDP. We maintain a global maintenance, repair, and overhaul (MRO) business for our operation-critical, pressure-relief valve technologies as refineries opportunistically service or upgrade equipment that has been operating at or near full capacity. Following the pandemic, oil prices generally stabilized, spurring both increased MRO spending and turnaround activity particularly for industrial valves and some CapEx-driven project opportunities, as oil & gas companies reinvested to meet rising demand and depleted reserves. Despite some initial disruption at the start of the Ukrainian/Russian war, global supply generally stabilized, as industry worked to preserve and increase capacity for non-Russian alternatives. Within the past year, geopolitical tensions and tariffs have led to reduced production and capital spending. Over the long run, we believe improved economic conditions and continued global expansion will be key drivers for future growth of our severe service and operation-critical valves serving the process industry.

Aside from our traditional valves offering, the Company is also advancing several subsea pumping development initiatives, working with industry leaders to meet the growing demand for more reliable pumping systems in deep sea drilling and off-shore production facilities. We have leveraged our legacy expertise in naval defense pump technology to crossover into this adjacent market and anticipate significant production orders to begin materializing by the middle of the next decade.

General Industrial

We derive revenue from our widely diversified offering to the general industrial market, which primarily consists of electronic sensors and control systems, electro-mechanical actuation, and surface treatment services. We supply our products and services to numerous OEMs and aftermarket industrial customers, including the transportation, commercial trucking, off-road equipment, agriculture, construction, material handling and automotive industries, which lowers the risk associated with any specific headwinds or economic cycles across the various markets in which we compete. Our growth in these markets is typically aligned with changes in global GDP rates and industrial production, with the majority of our sales driven by customers in North America and Europe.

We have developed long-standing relationships with our customers and provide technologies that promote efficiency, safety, reduced emissions, and longevity. One of the key drivers within our general industrial market is our focus on electronification and electrification, where our electronic sensors and controls systems products serve the on-and-off highway, medical mobility, and specialty vehicles markets. Notable products include electronic throttle controls, shift controls, joysticks, power management systems and power electronics, charge switching units and traction inverter systems, enabling us to provide a full suite of in-cab operator control systems to our customers. Increased industry demand for electronic control systems and sensors has been fueled by the need for improved operational efficiency, safety, repeatability, enhanced functionality and connectivity, and reduced emissions with greater fuel efficiencies to customers worldwide. Key to our future growth is expanding the human-machine interface ("HMI") technology portfolio and providing a complete system solution to our customers. Existing and emerging trends in commercial vehicle safety, emissions control, and improved driver efficiency are propelling commercial vehicle OEMs toward higher performance subsystems. These trends are accelerating the evolution from discrete HMI components towards a more integrated vehicle interface architecture. Growth opportunities also exist with a range of intelligent actuators for factory automation and robotics and digitalization, which help our customers quickly leverage data and utilize analytics within the Internet of Things environment, while also driving improved efficiency of plant operations. Meanwhile, our surface treatment services, which include shot and laser peening, engineered coatings, and analytical testing services across an extensive global network, are used to increase the safety, reliability, and longevity of components operating in harsh environments. Sales are primarily driven by global demand from general industrial customers.

In the long term, the global drive towards electrification and electronification, potential government regulations for emissions, investment in clean energy technologies, and advancements in robotics and automation, along with consistent new product introductions and market penetration will provide steady growth opportunities for Curtiss-Wright’s technologies serving this market.

RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations and financial condition of the Corporation for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is contained in our 2024 Annual Report on Form 10-K, filed with the SEC on February 13, 2025.

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

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2025	2024	2025 vs. 2024

Sales:
Aerospace & Industrial	$976,760	$932,133	5%
Defense Electronics	1,018,610	910,706	12%
Naval & Power	1,503,002	1,278,350	18%
Total sales	$3,498,372	$3,121,189	12%

Operating income:
Aerospace & Industrial	$166,166	$148,023	12%
Defense Electronics	278,016	224,739	24%
Naval & Power	231,284	199,663	16%
Corporate and eliminations	(41,945)	(43,828)	4%
Total operating income	$633,521	$528,597	20%

Interest expense	43,148	44,869	4%
Other income, net	29,637	38,328	(23)%

Earnings before income taxes	620,010	522,056	19%
Provision for income taxes	(135,782)	(117,078)	(16)%
Net earnings	$484,228	$404,978	20%

New orders	$4,053,668	$3,696,442	10%
Backlog	$4,076,456	$3,447,293	18%

Components of sales and operating income growth (decrease):

	2025 vs. 2024
	Sales	Operating Income
Organic	9%	17%
Acquisitions	3%	—%
Restructuring	—%	2%
Foreign currency	—%	1%
Total	12%	20%

Sales for the year increased $377 million, or 12%, to $3,498 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $44 million, $108 million, and $225 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income for the year increased $105 million, or 20%, to $634 million, and operating margin increased 120 basis points compared with 2024. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable foreign currency translation, partially offset by favorable mix. Operating income and operating margin in the Defense Electronics segment increased due to favorable absorption on higher sales, the benefits from both our operational excellence and restructuring initiatives, and favorable mix on defense electronics products. In the Naval & Power segment, operating income increased primarily due to favorable overhead absorption on higher sales, while operating margin was negatively impacted primarily by first year purchase accounting costs associated with our acquisition of I&C Solutions and unfavorable mix.

Non-segment operating expense for the year decreased $2 million, or 4%, to $42 million, primarily due to lower corporate costs in the current period.

Interest expense for the year decreased $2 million, or 4%, to $43 million, primarily due to the repayment of our $90 million 3.85% Senior Notes in February 2025.

Other income, net for the year decreased $9 million, or 23%, to $30 million, primarily due to lower interest income and higher overall pension costs in the current period.

The effective tax rate of 21.9% for the year ended December 31, 2025, decreased as compared to an effective tax rate of 22.4% in the prior year period, primarily due to tax benefits associated with our legal entity restructuring in the prior year period.

New orders increased $357 million, or 10%, from the prior year period to $4,054 million, primarily due to the timing of naval defense orders as well as an increase in orders for commercial nuclear products in the Naval & Power segment. New orders also benefited from an increase in orders in the Aerospace & Industrial segment for sensors and electromechanical ("EM") actuation products within our A&D markets as well as general industrial products. These increases were partially offset by the timing of orders for aerospace and ground defense equipment in the Defense Electronics segment, including embedded computing and tactical communications products. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

Comprehensive income (loss)

Pension and postretirement adjustments within comprehensive income during the year ended December 31, 2025 were a $1 million gain, compared to a $14 million gain for the prior year period. The gain in the current period was primarily attributed to higher asset returns. The gain in the prior period was primarily attributed to increases in the discount rate.

Foreign currency translation adjustments during the year ended December 31, 2025 resulted in a comprehensive gain of $68 million, compared to a comprehensive loss of $44 million in the comparable prior period. The comprehensive gain in the current period was primarily attributed to increases in the British Pound and Canadian Dollar, while the comprehensive loss in the prior year period was primarily attributed to decreases in the British Pound and Canadian Dollar.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets and, to a lesser extent, the defense markets.

The following tables summarize sales, operating income and margin, new orders, and backlog within the Aerospace & Industrial segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2025	2024		2025 vs. 2024

Sales	$976,760	$932,133		5%
Operating income	166,166	148,023		12%
Operating margin	17.0%	15.9%	110	bps
New orders	$1,038,932	$982,395		6%
Backlog	$505,429	$434,455		16%
Components of sales and operating income growth (decrease):

	2025 vs. 2024
	Sales	Operating Income
Organic	4%	5%
Restructuring	—%	5%
Foreign currency	1%	2%
Total	5%	12%

Sales increased $44 million, or 5%, to $977 million, from the comparable prior year period. In the commercial aerospace market, sales increased $34 million primarily due to higher demand for sensors products and surface treatment services on various narrow-body and wide-body platforms. Sales in the ground defense market increased $16 million primarily due to higher sales of EM actuation equipment. In the aerospace defense market, sales increased $8 million primarily due to higher demand for actuation equipment and surface treatment services on various domestic and international fighter jet programs. These increases were partially offset by lower sales of industrial vehicle products to off-highway vehicle platforms in the general industrial market.

Operating income increased $18 million, or 12%, to $166 million from the comparable prior year period, and operating margin increased 110 basis points to 17.0%, primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable foreign currency translation, partially offset by unfavorable mix.

New orders increased $57 million as compared to the prior year, primarily due to an increase in orders for sensors and EM actuation products within our A&D markets as well as increase in orders for general industrial products.

Defense Electronics

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

The following tables summarize sales, operating income and margin, new orders, and backlog within the Defense Electronics segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2025	2024		2025 vs. 2024

Sales	$1,018,610	$910,706		12%
Operating income	278,016	224,739		24%
Operating margin	27.3%	24.7%	260	bps
New orders	$974,072	$1,056,388		(8%)
Backlog	$991,372	$986,899		—%

Components of sales and operating income growth (decrease):

	2025 vs. 2024
	Sales	Operating Income
Organic	11%	22%
Restructuring	—%	1%
Foreign currency	1%	1%
Total	12%	24%

Sales increased $108 million, or 12%, to $1,019 million, from the comparable prior year period. In the ground defense market, sales increased $38 million primarily due to the timing of domestic sales of embedded computing equipment. Sales in the aerospace defense market increased $35 million primarily due to higher sales of embedded computing equipment on various international programs as well as domestic unmanned aerial vehicle programs. In the naval defense market, sales benefited $17 million primarily due to higher sales of embedded computing equipment supporting various domestic and international programs. Sales in the commercial aerospace market increased $16 million primarily due to higher sales of our flight data recorder and avionics technology to OEM customers.

Operating income increased $53 million, or 24%, to $278 million compared with the same period in 2024, and operating margin increased 260 basis points to 27.3%, primarily due to favorable absorption on higher sales, the benefits from both our operational excellence and restructuring initiatives, and favorable mix on defense electronics products. These increases were partially offset by higher investment in research and development.

New orders decreased $82 million as compared to the prior year, primarily due to the timing of orders on aerospace and ground defense equipment, including embedded computing and tactical communications products.

Naval & Power

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

The following tables summarize sales, operating income and margin, new orders, and backlog within the Naval & Power segment.

	Year Ended December 31,			Percent Change
(In thousands, except percentages)	2025	2024		2025 vs. 2024

Sales	$1,503,002	$1,278,350		18%
Operating income	231,284	199,663		16%
Operating margin	15.4%	15.6%	(20	bps)
New orders	$2,040,664	$1,657,659		23%
Backlog	$2,579,655	$2,025,939		27%

Components of sales and operating income growth (decrease):

	2025 vs. 2024
	Sales	Operating Income
Organic	11%	16%
Acquisitions	6%	—%
Foreign currency	1%	—%
Total	18%	16%

Sales increased $225 million, or 18%, to $1,503 million, from the comparable prior year period. In the naval defense market, sales increased $106 million primarily due to higher demand and the timing of production on the Columbia-class and Virginia-class submarine programs, as well as higher sales of aftermarket fleet services. Sales in the power & process market increased $99 million primarily due to the incremental impact from our I&C Solutions acquisition as well as higher organic sales of commercial nuclear products supporting the maintenance of existing operating reactors and the development of next-generation advanced reactors. In the aerospace defense market, sales increased $12 million primarily due to higher sales of arresting systems equipment supporting various international customers.

Operating income increased $32 million, or 16%, to $231 million, primarily due to favorable overhead absorption on higher sales as well as the benefits from our operational excellence initiatives. These increases were partially offset by higher investment in research and development. Operating margin decreased 20 basis points from the prior year period to 15.4%, primarily due to first year purchase accounting costs associated with our acquisition of I&C Solutions, unfavorable product mix, and higher investment in research and development in the current period.

New orders increased $383 million as compared to the prior year, primarily due to the timing of naval defense orders as well as an increase in orders for commercial nuclear products.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Net Sales by End Market and Customer Type

	Year Ended December 31,		Percent change
(In thousands, except percentages)	2025	2024	2025 vs. 2024

Aerospace & Defense markets:
Aerospace Defense	$672,526	$616,590	9%
Ground Defense	406,803	353,326	15%
Naval Defense	941,654	821,898	15%
Commercial Aerospace	430,109	378,086	14%
Total Aerospace & Defense	$2,451,092	$2,169,900	13%

Commercial markets:
Power & Process	635,140	540,788	17%
General Industrial	412,140	410,501	—%
Total Commercial	$1,047,280	$951,289	10%

Total Curtiss-Wright	$3,498,372	$3,121,189	12%

Aerospace & Defense Markets
Sales increased $281 million, or 13%, to $2,451 million, as compared to the prior year period, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher sales of embedded computing and arresting systems equipment supporting various international customers, as well as higher demand for actuation equipment and surface treatment services on various domestic and international fighter jet programs. Sales in the ground defense market increased primarily due to higher sales of EM actuation equipment as well as embedded computing equipment. Sales increases in the naval defense market were primarily due to higher demand as well as the timing of production on the Columbia-class and Virginia-class submarine programs as well as higher sales of aftermarket fleet services. Sales in the naval defense market also increased due to higher sales of embedded computing equipment supporting various domestic and international programs. Sales in the commercial aerospace market primarily benefited from higher demand for sensors products and surface treatment services on various narrow-body and wide-body platforms as well as higher sales of our flight data recorder and avionics technology to OEM customers.

Commercial Markets
Commercial sales increased $96 million, or 10%, to $1,047 million. Sales in the power & process market increased primarily due to the incremental impact from our I&C Solutions acquisition, as well as higher organic sales of commercial nuclear products supporting the maintenance of existing operating reactors and the development of next-generation advanced reactors. Sales in the general industrial market were essentially flat.

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

Consolidated Statement of Cash Flows

	Year ended December 31,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$643,402	$544,275
Investing activities	(90,124)	(283,309)
Financing activities	(578,298)	(271,493)
Effect of exchange rates	11,323	(11,298)
Net decrease in cash and cash equivalents	$(13,697)	$(21,825)

Operating Activities

Cash provided by operating activities increased $99 million to $643 million from the comparable prior year period, primarily due to higher net earnings.

Investing Activities

Capital Expenditures

Our capital expenditures were $90 million and $61 million for 2025 and 2024, respectively, with the increase primarily due to higher capital spending in the Aerospace & Industrial and Naval & Power segments during the current period.

Divestitures

No material divestitures took place during 2025 or 2024.

Acquisitions

In 2025, we did not complete any acquisitions. In 2024, we acquired two businesses for $235 million, inclusive of purchase price adjustments recorded in the current period.

Future acquisitions will depend, in part, on the availability of financial resources at a cost of capital that meet our stringent criteria. As such, future acquisitions, if any, may be funded through the use of our cash and cash equivalents, through additional financing available under the credit agreement, or through new financing alternatives.

Financing Activities

Debt Issuances and Repayments

In February 2025, we repaid $90 million of the 2013 Notes that matured on February 26, 2025.

Revolving Credit Agreement

As of December 31, 2025, we had no borrowings outstanding under the Credit Agreement and $25 million in letters of credit supported by the credit facility. The unused credit available under the Credit Agreement as of December 31, 2025 was $725 million, which could be borrowed in full without violating any of our debt covenants. As of December 31, 2024, we had no borrowings outstanding under the Credit Agreement.

Repurchase of Common Stock

During 2025, the Company repurchased approximately 934,000 shares of its common stock for $465 million. In 2024, the Company repurchased approximately 766,000 shares of its common stock for $250 million.

Dividends

The Company made dividend payments of $35 million and $32 million in 2025 and 2024, respectively.

Capital Resources

Cash in U.S. and Foreign Jurisdictions

	As of December 31,
(In thousands)	2025	2024
United States of America	$128,037	$178,558
United Kingdom	86,383	72,138
Canada	52,088	47,336
European Union	37,804	29,084
China	25,927	26,021
Other foreign countries	41,106	31,905
Total cash and cash equivalents	$371,345	$385,042

Cash and cash equivalents as of December 31, 2025 and December 31, 2024 were $371 million and $385 million, respectively. The decrease in cash held by U.S. subsidiaries during 2025 as compared to 2024 was primarily due to the repayment of the $90 million 2013 Notes as well as higher stock repurchase activity during the current period. The increase in cash held by foreign subsidiaries during 2025 as compared to 2024 was primarily due to lower foreign cash repatriation during the current period. There are no legal or economic restrictions on the ability of any of our subsidiaries to transfer funds, absent certain regulatory approvals in China, where approximately $26 million of our foreign cash resides.

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

Debt Compliance

As of December 31, 2025, we were in compliance with all debt agreements and credit facility covenants, including our most restrictive covenant, which is our debt to capitalization ratio limit of 60%. As of December 31, 2025, we had the ability to incur total additional indebtedness of $2.7 billion without violating our debt to capitalization covenant.

Future Commitments

Cash generated from operations should be adequate to meet our planned capital expenditures of approximately $110 million to $120 million and expected dividend payments of approximately $37 million in 2026. There can be no assurance, however, that we will continue to generate cash from operations at the current level, or that these projections will remain constant throughout 2026. If cash generated from operations is not sufficient to support these operating requirements and investing activities, we may be required to reduce capital expenditures, borrow from our existing credit line, refinance a portion of our existing debt, or obtain additional financing. While all companies are subject to economic risk, we believe that our cash and cash equivalents, cash flow from operations, available borrowings under the credit facility, and ability to raise additional capital through the credit markets are sufficient to meet both the short-term and long-term capital needs of the organization.

The following table quantifies our significant future contractual obligations and commercial commitments as of December 31, 2025:

(In thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Debt Principal Repayments	$957,500	$200,000	$—	$157,500	$—	$150,000	$450,000
Operating Leases	253,235	40,825	36,331	33,185	27,973	24,636	90,285
Interest Payments on Fixed Rate Debt	182,780	37,441	29,503	27,251	23,070	21,262	44,253
Total	$1,393,515	$278,266	$65,834	$217,936	$51,043	$195,898	$584,538

We enter into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of December 31, 2025, we had contingent liabilities on outstanding letters of credit due as follows:

(In thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Letters of Credit (1)	$25,172	$8,880	$14,176	$1,957	$—	$—	$159

(1) Amounts exclude bank guarantees of approximately $12 million.

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

Performance obligations are satisfied either at a point-in-time or on an over-time basis. Contracts that qualify for over-time revenue recognition are generally associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications and generally span between 2-5 years in duration. Revenue recognized on an over-time basis for the year ended December 31, 2025 accounted for approximately 51% of total net sales. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Application of an over-time revenue recognition method requires the use of reasonable and dependable estimates of future material, labor, and overhead costs that will be incurred as well as a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based on industry knowledge and experience of our engineers, project managers, and financial staff. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting which recognizes the cumulative effect of the changes on current and prior periods in the current period. During the years ended December 31, 2025, 2024, and 2023, there were no significant changes in estimated contract costs.

If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery. Revenue recognized at a point-in-time for the year ended December 31, 2025 accounted for approximately 49% of total net sales.

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

The discount rate used to determine the plan benefit obligations as of December 31, 2025, and the annual periodic costs for 2026, was decreased from 5.55% to 5.35% for the Curtiss-Wright Pension Plan, and from 5.46% to 5.15% for the nonqualified benefit plan, to reflect current economic conditions. The rates reflect the hypothetical rates at which the projected benefit obligations could be effectively settled or paid out to participants on that date. We determine our discount rates for past service liabilities and service cost by utilizing a select bond yield curve developed by our actuaries, which is based on the rates of return on high-quality, fixed-income corporate bonds available at the measurement date with maturities that match the plan’s expected cash outflows for benefit payments. Interest cost is determined by applying the spot rate from the full yield curve to each anticipated benefit payment. The discount rate changes contributed to an increase in the benefit obligation of $12 million in the CW plans.

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

The overall expected return on assets assumption is based primarily on the expectations of future performance. Expected future performance is determined by weighting the expected returns for each asset class by the plan’s asset allocation. The expected returns are based on long-term capital market assumptions provided by our investment consultants. Based on a review of market trends, actual returns on plan assets, and other factors, the Company’s expected long-term rate of return on plan assets was decreased to 7.0% as of December 31, 2025, which will be utilized for determining 2026 pension cost. An expected long-term rate of return of 7.25% was used for determining 2025 expense, with 6.75% used for 2024 pension expense.

The timing and amount of future pension income or expense to be recognized each year is dependent on the demographics and expected compensation of the plan participants, the expected interest rates in effect in future years, inflation, and the actual and expected investment returns of the assets in the pension trust.

The funded status of the Curtiss-Wright Pension Plan increased by $33 million in 2025, primarily driven by higher asset returns in 2025.

The following table reflects the impact of changes in selected assumptions used to determine the funded status of the Company’s U.S. qualified and nonqualified pension plans as of December 31, 2025 (in thousands, except for percentage point change):

Assumption	Percentage Point Change	Increase in Benefit Obligation	Increase/(Decrease) in Expense
Discount rate	(0.25)%	$14,690	($375)
Expected return on assets	(0.25)%	—	$2,238

See Note 16 to the Consolidated Financial Statements for further information on our pension and postretirement plans.

Goodwill

We have $1.7 billion in goodwill as of December 31, 2025. Generally, the largest separately identifiable asset from the businesses that we acquire is the value of their assembled workforces, which includes the additional benefit received from management, administrative, marketing, business development, engineering, and technical employees of the acquired businesses. The success of our acquisitions, including the ability to retain existing business and to successfully compete for and win new business, is based on the additional benefit received from management, administrative, marketing, and business development, scientific, engineering, and technical skills and knowledge of our employees rather than on productive capital (plant and equipment, technology, and intellectual property). Therefore, since intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill.

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

Actual results may differ from those estimates. When performing the quantitative assessment to calculate the fair value of a reporting unit, we consider both comparative market multiples as well as estimated discounted cash flows for the reporting unit. The significant estimates and assumptions include, but are not limited to, revenue growth rates, operating margins, and future economic and market conditions. The discount rates are based upon the reporting unit’s weighted average cost of capital. As a supplement, we conduct additional sensitivity analysis to assess the risk for potential impairment based upon changes in the key assumptions such as the discount rate, expected long-term growth rate, and cash flow projections. Based upon the completion of our annual test as of October 31, 2025, we determined that there was no impairment of goodwill and that all reporting units’ estimated fair values were substantially in excess of their carrying amounts.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks from changes in foreign currency exchange rates as a result of our global operating and financing activities. We seek to minimize any material risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We used forward foreign currency contracts to manage our currency rate exposures during the year ended December 31, 2025. We do not use such instruments for trading or other speculative purposes.

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

Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF EARNINGS

	For the years ended December 31,
(In thousands, except per share data)	2025	2024	2023

Net sales
Product sales	$2,977,233	$2,639,953	$2,389,711
Service sales	521,139	481,236	455,662
Total net sales	3,498,372	3,121,189	2,845,373

Cost of sales
Cost of product sales	1,910,661	1,690,574	1,507,480
Cost of service sales	286,177	277,066	270,715
Total cost of sales	2,196,838	1,967,640	1,778,195
Gross profit	1,301,534	1,153,549	1,067,178

Research and development expenses	95,161	91,647	85,764
Selling expenses	168,740	145,360	137,088
General and administrative expenses	399,608	373,497	359,724
Restructuring expenses	4,504	14,448	—
Operating income	633,521	528,597	484,602
Interest expense	43,148	44,869	51,393
Other income, net	29,637	38,328	29,861
Earnings before income taxes	620,010	522,056	463,070
Provision for income taxes	(135,782)	(117,078)	(108,561)
Net earnings	$484,228	$404,978	$354,509

Basic earnings per share	$12.94	$10.61	$9.26
Diluted earnings per share	$12.87	$10.55	$9.20

Dividends per share	$0.93	$0.83	$0.79

Weighted average shares outstanding:
Basic	37,417	38,153	38,283
Diluted	37,631	38,373	38,529
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2025	2024	2023

Net earnings	$484,228	$404,978	$354,509
Other comprehensive income
Foreign currency translation, net of tax (1)	68,064	(43,905)	37,519
Pension and postretirement adjustments, net of tax (2)	1,349	13,903	8,174
Other comprehensive income (loss), net of tax	69,413	(30,002)	45,693
Comprehensive income	$553,641	$374,976	$400,202
(1)The tax benefit (expense) included in other comprehensive income for foreign currency translation adjustments for 2025, 2024, and 2023 was immaterial.

(2)The tax benefit (expense) included in other comprehensive income for pension and postretirement adjustments for 2025, 2024, and 2023 was immaterial.
See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In thousands, except share data)	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$371,345	$385,042
Receivables, net	932,344	835,037
Inventories, net	615,097	541,442
Other current assets	99,688	88,073
Total current assets	2,018,474	1,849,594
Property, plant, and equipment, net	382,200	339,118
Goodwill	1,692,490	1,675,718
Other intangible assets, net	532,381	596,831
Operating lease right-of-use assets, net	198,603	169,350
Prepaid pension asset	333,547	299,130
Other assets	63,597	55,963
Total assets	$5,221,292	$4,985,704
LIABILITIES
Current liabilities:
Current portion of long-term and short-term debt	$200,000	$90,000
Accounts payable	310,303	247,185
Accrued expenses	242,942	219,054
Deferred revenue	561,452	459,421
Other current liabilities	90,870	80,288
Total current liabilities	1,405,567	1,095,948
Long-term debt	757,884	958,949
Deferred tax liabilities, net	154,002	140,659
Accrued pension and other postretirement benefit costs	71,417	67,413
Long-term operating lease liability	178,466	148,175
Other liabilities	120,382	124,761
Total liabilities	2,687,718	2,535,905
Contingencies and Commitments (Notes 9, 13, and 18)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 100,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 49,187,378 shares issued as of December 31, 2025 and December 31, 2024; outstanding shares were 36,859,333 as of December 31, 2025 and 37,650,645 as of December 31, 2024	49,187	49,187
Additional paid in capital	165,014	147,940
Retained earnings	4,310,680	3,861,073
Accumulated other comprehensive loss	(173,812)	(243,225)
Common treasury stock, at cost (12,328,045 shares as of December 31, 2025 and 11,536,733 shares as of December 31, 2024)	(1,817,495)	(1,365,176)
Total stockholders' equity	2,533,574	2,449,799
Total liabilities and stockholders’ equity	$5,221,292	$4,985,704

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net earnings	$484,228	$404,978	$354,509
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	124,817	107,667	116,172
(Gain)/loss on sale/disposal of long-lived assets	362	(10)	(2,883)
Deferred income taxes	14,995	(11,822)	2,908
Share-based compensation	21,520	18,888	16,803
Non-cash restructuring charges	468	4,274	—
Changes in operating assets and liabilities, net of businesses acquired and disposed of:
Receivables, net	(82,850)	(88,808)	(2,394)
Inventories, net	(63,482)	(34,500)	(21,568)
Accounts payable and accrued expenses	73,929	16,024	(15,779)
Deferred revenue	97,683	144,269	47,914
Pension and postretirement liabilities, net	(27,526)	(18,880)	(18,307)
Other current and long-term assets and liabilities	(742)	2,195	(29,286)
Net cash provided by operating activities	643,402	544,275	448,089
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	1,268	3,206	9,147
Additions to property, plant, and equipment	(89,692)	(60,974)	(44,666)
Proceeds from sale of equity securities	7,919	—	—
Acquisition of businesses, net of cash acquired	—	(225,541)	—
Additional consideration paid on prior year acquisitions	(9,619)	—	—
Net cash used for investing activities	(90,124)	(283,309)	(35,519)
Cash flows from financing activities:
Borrowings under revolving credit facilities	475,100	21,309	638,116
Payment of revolving credit facilities	(475,100)	(21,309)	(638,116)
Principal payments on debt	(90,000)	—	(202,500)
Repurchases of company stock	(464,950)	(250,000)	(50,141)
Proceeds from share-based compensation plans	12,538	11,345	10,584
Dividends paid	(34,727)	(31,656)	(30,249)
Other	(1,159)	(1,182)	(1,097)
Net cash used for financing activities	(578,298)	(271,493)	(273,403)
Effect of exchange-rate changes on cash	11,323	(11,298)	10,726
Net increase (decrease) in cash and cash equivalents	(13,697)	(21,825)	149,893
Cash and cash equivalents at beginning of year	385,042	406,867	256,974
Cash and cash equivalents at end of year	$371,345	$385,042	$406,867

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
January 1, 2023	$49,187	$134,553	$3,163,491	$(258,916)	$(1,107,101)
Net earnings	—	—	354,509	—	—
Other comprehensive income, net of tax	—	—	—	45,693	—
Dividends paid	—	—	(30,249)	—	—
Restricted stock	—	(13,878)	—	—	13,878
Employee stock purchase plan	—	3,312	—	—	7,272
Share-based compensation	—	16,456	—	—	347
Repurchase of common stock (1)	—	—	—	—	(50,141)
Other	—	(261)	—	—	261
December 31, 2023	$49,187	$140,182	$3,487,751	$(213,223)	$(1,135,484)
Net earnings	—	—	404,978	—	—
Other comprehensive loss, net of tax	—	—	—	(30,002)	—
Dividends paid	—	—	(31,656)	—	—
Restricted stock	—	(13,944)	—	—	13,944
Employee stock purchase plan	—	5,714	—	—	5,631
Share-based compensation	—	18,644	—	—	244
Repurchase of common stock (1)	—	—	—	—	(251,977)
Other	—	(2,656)	—	—	2,466
December 31, 2024	$49,187	$147,940	$3,861,073	$(243,225)	$(1,365,176)
Net earnings	—	—	484,228	—	—
Other comprehensive income, net of tax	—	—	—	69,413	—
Dividends paid	—	—	(34,727)	—	—
Restricted stock	—	(11,612)	—	—	11,612
Employee stock purchase plan	—	8,310	—	—	4,228
Share-based compensation	—	21,446	—	—	74
Repurchase of common stock (1)	—	—	—	—	(469,303)
Other	—	(1,070)	106	—	1,070
December 31, 2025	$49,187	$165,014	$4,310,680	$(173,812)	$(1,817,495)
(1) For the years ended December 31, 2025, 2024, and 2023, the Corporation repurchased approximately 934,000, 766,000, and 270,000 shares of its common stock, respectively.
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

Use of Estimates

The financial statements of the Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The most significant of these estimates includes the estimate of costs to complete on certain contracts using the over-time revenue recognition accounting method, cash flow estimates used for testing the recoverability of assets, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Actual results may differ from these estimates.

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

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Corporation compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Corporation recognized no significant impairment charges on assets held in use during the years ended December 31, 2025, 2024, and 2023.

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

Recently Issued Accounting Standards

Recently issued accounting standards adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvement to Income Tax Disclosures ("ASU 2023-09"), which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The Company adopted this standard as of December 31, 2025 and included revised disclosures within Note 12 of the Consolidated Financial Statements. The adoption of this standard did not have a material effect on the Consolidated Financial Statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs, which amends certain aspects of the accounting for and disclosure of internal-use software costs. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2028. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement, and presentation of government grants. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2028, including interim periods within that period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its Consolidated Financial Statements.

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

The Corporation’s performance obligations are satisfied either at a point-in-time or on an over-time basis. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs. Changes in total estimated costs are recognized using the cumulative catch-up method of accounting, which recognizes the cumulative effect of the changes on current and prior periods in the current period.

Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. A significant change in an estimate on one or more contracts could have a material effect on the Corporation's consolidated financial position, results or operations, or cash flows. There were no significant changes in estimated contract costs during 2025, 2024, or 2023. If a performance obligation does not qualify for over-time revenue recognition, revenue is then recognized at the point-in-time in which control of the distinct good or service is transferred to the customer, typically based upon the terms of delivery.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31,
	2025	2024	2023
Over-time	51%	49%	47%
Point-in-time	49%	51%	53%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $4.1 billion as of December 31, 2025, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type
	Year Ended December 31,
(In thousands)	2025	2024	2023
Aerospace & Defense
Aerospace Defense	$672,526	$616,590	$551,622
Ground Defense	406,803	353,326	308,008
Naval Defense	941,654	821,898	720,013
Commercial Aerospace	430,109	378,086	324,949
Total Aerospace & Defense Customers	$2,451,092	$2,169,900	$1,904,592

Commercial
Power & Process	$635,140	$540,788	$509,998
General Industrial	412,140	410,501	430,783
Total Commercial Customers	$1,047,280	$951,289	$940,781

Total	$3,498,372	$3,121,189	$2,845,373

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenues recognized for the years ended December 31, 2025, 2024, and 2023 included in the contract liabilities balance at the beginning of the respective years were approximately $335 million, $230 million, and $195 million, respectively. Changes in contract assets and contract liabilities as of December 31, 2025 were not materially impacted by any other factors. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Consolidated Balance Sheet.

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

During the year ended December 31, 2025, the Corporation did not complete any acquisitions.

During the year ended December 31, 2024, the Corporation acquired two businesses for an aggregate purchase price of $235 million. The Consolidated Statement of Earnings for the year ended December 31, 2025 includes $93 million of total net sales and $2 million of net losses from the Corporation's 2024 acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for both 2024 acquisitions, inclusive of subsequent purchase price adjustments:

(In thousands)
Accounts receivable	$24,476
Inventory	5,789
Other current and non-current assets	9,735
Property, plant and equipment	11,716
Intangible assets	101,967
Operating lease right-of-use assets, net	1,858
Current and non-current liabilities	(13,940)
Deferred revenue	(12,969)
Deferred income taxes	(15,166)
Net tangible and intangible assets	113,466
Goodwill	121,184
Total purchase price	$234,650

Goodwill deductible for tax purposes	$—

2024 Acquisitions

WSC Inc. ("WSC")

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

I&C Solutions

On December 31, 2024, the Corporation completed the acquisition of I&C Solutions (formerly referenced by the Company as Ultra Energy) for $201 million in cash, net of cash acquired. The acquired business, which operates in the Naval & Power segment, is a designer and manufacturer of reactor protection systems, neutron monitoring systems, radiation monitoring systems, and temperature and pressure sensors.

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
The Corporation is either a prime contractor or subcontractor to various agencies of the U.S. Government. Revenues derived directly and indirectly from government sources (primarily the U.S. Government) were 58% and 57% of total net sales in 2025 and 2024, respectively. Total receivables due from government sources (primarily the U.S Government) were $617.8 million and $561.9 million as of December 31, 2025 and 2024, respectively. Government (primarily the U.S. Government) unbilled receivables, net of progress payments, were $353.0 million and $319.0 million as of December 31, 2025 and 2024, respectively.
The composition of receivables as of December 31 is as follows:

(In thousands)	2025	2024
Billed receivables:
Trade and other receivables	$526,320	$479,837
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed, net of progress payments	412,410	359,402
Total receivables	$938,730	$839,239
Less: Allowance for doubtful accounts	(6,386)	(4,202)
Receivables, net	$932,344	$835,037

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
The composition of inventories as of December 31 is as follows:

(In thousands)	2025	2024
Raw materials	$288,353	$262,365
Work-in-process	130,522	108,088
Finished goods	146,666	134,624
Inventoried costs related to U.S. Government and other long-term contracts, net of progress payments	49,556	36,365
Inventories, net	$615,097	$541,442

6. PROPERTY, PLANT, AND EQUIPMENT
The composition of property, plant, and equipment as of December 31 is as follows:

(In thousands)	2025	2024
Land	$19,496	$15,774
Buildings and improvements	260,834	251,228
Machinery, equipment, and other	984,383	927,964
Property, plant, and equipment, at cost	1,264,713	1,194,966
Less: Accumulated depreciation	(882,513)	(855,848)
Property, plant, and equipment, net	$382,200	$339,118
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $53 million, $50 million, and $51 million, respectively.

7. GOODWILL
The changes in the carrying amount of goodwill for 2025 and 2024 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2023	$325,131	$710,378	$523,317	$1,558,826
Acquisitions	—	—	132,153	132,153
Foreign currency translation adjustment	(1,627)	(8,659)	(4,975)	(15,261)
December 31, 2024	$323,504	$701,719	$650,495	$1,675,718
Adjustments(1)	—	—	(10,969)	(10,969)
Foreign currency translation adjustment	4,661	12,883	10,197	27,741
December 31, 2025	$328,165	$714,602	$649,723	$1,692,490

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
The Corporation completed its annual goodwill impairment testing as of October 31, 2025, 2024, and 2023 and concluded that there was no impairment of goodwill.
8. OTHER INTANGIBLE ASSETS, NET
Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that generally range between 1 and 20 years.
The following tables present the cumulative composition of the Corporation’s intangible assets as of December 31, 2025 and December 31, 2024, respectively.

	2025			2024
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$334,997	$(226,674)	$108,323	$330,593	$(208,094)	$122,499
Customer-related intangibles	748,758	(419,577)	329,181	736,612	(367,872)	368,740
Programs (1)	144,000	(55,800)	88,200	144,000	(48,600)	95,400
Other intangible assets	55,893	(49,216)	6,677	55,738	(45,546)	10,192
Total	$1,283,648	$(751,267)	$532,381	$1,266,943	$(670,112)	$596,831
(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

During the year ended December 31, 2025, the Corporation did not acquire any intangible assets. During the year ended December 31, 2024, the Corporation acquired intangible assets of $102 million. The Corporation acquired Customer-related intangibles of $74 million, Technology of $26 million, and Other intangible assets of $2 million, which have weighted average amortization periods of 12 years, 15 years, and 3 years, respectively.
Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $72 million, $57 million, and $65 million, respectively. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2026	$60
2027	$57
2028	$51
2029	$51
2030	$50
9. LEASES

The Corporation conducts a portion of its operations from leased facilities, which include manufacturing and service facilities, administrative offices, and warehouses. In addition, the Corporation leases machinery and office equipment under operating leases. Our leases have remaining lease terms ranging from approximately 1 year to 15 years, some of which include options for renewals, escalations, or terminations. Rental expenses for all operating leases amounted to $50 million, $47 million, and $44 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating lease cost	$50,394	$47,256	$44,322

Finance lease cost:
Amortization of right of use assets	$951	$1,037	$1,037
Interest on lease liabilities	231	299	347
Total finance lease cost	$1,182	$1,336	$1,384

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash used for operating activities:
Operating cash flows used for operating leases	$(40,206)	$(38,590)	$(36,294)
Operating cash flows used for finance leases	(231)	(299)	(347)
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$19,764	$21,831	$14,361

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
(In thousands, except lease term and discount rate)	2025	2024
Operating Leases
Operating lease right-of-use assets, net	$198,603	$169,350

Other current liabilities	$31,732	$29,772
Long-term operating lease liability	178,466	148,175
Total operating lease liabilities	$210,198	$177,947

Finance Leases
Property, plant, and equipment	$—	$15,561
Accumulated amortization	—	(10,719)
Property, plant, and equipment, net	$—	$4,842

Other current liabilities	$—	$1,269
Other liabilities	—	5,473
Total finance lease liabilities	$—	$6,742

Weighted average remaining lease term
Operating leases	7.9 years	7.6 years
Finance leases	—	4.7 years
Weighted average discount rate
Operating leases	4.67%	4.37%
Finance leases	—%	4.05%

Maturities of lease liabilities were as follows:

As of December 31, 2025
(In thousands)	Operating Leases
2026	$40,825
2027	36,331
2028	33,185
2029	27,973
2030	24,636
Thereafter	90,285
Total lease payments	253,235
Less: imputed interest	(43,037)
Total	$210,198

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
Debt
The estimated fair value amounts were determined by the Corporation using available market information, which is primarily based on quoted market prices for the same or similar issues as of December 31, 2025. The fair values of our debt instruments are characterized as Level 2 measurements which are based on market-based inputs or unobservable inputs and corroborated by market data such as quoted prices, interest rates, or yield curves. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2025, net of debt issuance costs, totaled $911 million compared to a carrying value, net of debt issuance costs, of $956 million. The estimated fair values of the Corporation’s fixed rate debt instruments as of December 31, 2024, net of debt issuance costs, totaled $964 million compared to a carrying value, net of debt issuance costs, of $1,046 million.

The fair values described above may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following as of December 31:

(In thousands)	2025	2024
Accrued compensation	$172,590	$162,249
Accrued interest	13,367	13,782
Accrued external commissions	7,487	5,967
Accrued insurance	9,958	9,055
Income taxes payable	12,440	5,013
Other	27,100	22,988
Total accrued expenses	$242,942	$219,054

Other current liabilities consist of the following as of December 31:

(In thousands)	2025	2024
Short-term operating lease liabilities	$31,732	$29,772
Warranty reserves	14,855	13,372
Pension and other postretirement liabilities	6,499	5,399
Other	37,784	31,745
Total other current liabilities	$90,870	$80,288
12. INCOME TAXES
In conjunction with the enactment of the 2017 Tax Cuts and Jobs Act ("TCJA"), the Corporation recorded provisional income tax expense of $18.2 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. The finalized transition tax of $23.6 million was to be paid over 8 years pursuant to the TCJA. The transition tax liability, which was $6.1 million as of December 31, 2024, was fully settled as of December 31, 2025.

On July 4, 2025, the U.S. signed into law H.R.1, also known as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA extends various expiring tax provisions from the TCJA and introduces a variety of other substantial tax law changes. For the Corporation, the most significant impact relates to the immediate expensing of research and development expenditures. The enactment of OBBBA did not have a material impact on the effective tax rate of the Corporation.

As of December 31, 2025, the Corporation reassessed its assertion around whether foreign undistributed earnings should continue to no longer be considered permanently reinvested. The Corporation remains no longer permanently reinvested with the exception of three foreign subsidiaries. The Corporation has recorded a liability for withholding taxes that would arise upon distribution of the Corporation’s foreign undistributed earnings.

Except as noted above, the Corporation remains permanently reinvested to the extent of any outside basis differences in its foreign subsidiaries in excess of the amount of undistributed earnings, as it is not practicable to determine the provision impact, if any, due to the complexities associated with this calculation.
Earnings before income taxes for the years ended December 31 consists of:

(In thousands)	2025	2024	2023
Domestic	$368,512	$323,898	$300,200
Foreign	251,498	198,158	162,870
	$620,010	$522,056	$463,070

The provision for income taxes for the years ended December 31 consists of:

(In thousands)	2025	2024	2023
Current:
Federal	$58,205	$62,165	$58,629
State	17,411	18,272	13,098
Foreign	50,309	43,200	36,791
Total current	125,925	123,637	108,518

Deferred:
Federal	11,381	(5,507)	(180)
State	(606)	950	507
Foreign	(918)	(2,002)	(284)
Total deferred	9,857	(6,559)	43
Provision for income taxes	$135,782	$117,078	$108,561
As noted in Note 1 to the Consolidated Financial Statements, the Company adopted ASU 2023-09 during the current period. As the update pertained solely to income tax disclosure improvements and did not require a change in accounting or retrospective restatement of previously issued financial statements, the Company has adopted the required changes prospectively. Upon adoption, the Company modified its approach for calculating estimated state income taxes, moving from a blended state income tax rate approach to applying a state-by-state calculation. The effects are reflected in the rate reconciliation table, including components of state taxation and other reconciling items in accordance with the requirements in the standard.
The effective tax rate varies from the U.S. federal statutory tax rate for the year ended December 31, 2025, principally:

	$'s	%'s
U.S. federal statutory tax rate	$130,202	21.0%
Add (deduct):
State and local taxes, net of federal benefit(1)	14,414	2.3%
Foreign earnings(2)
Canada
Provincial taxes	8,704	1.4%
Other	(1,769)	(0.3)%
Other foreign jurisdictions	5,106	0.8%
Effect of Cross-border Tax Laws
Foreign-Derived Deduction - Eligible Income ("FDDEI")	(8,052)	(1.3)%
Financing arrangement(3)	(10,453)	(1.7)%
Other	1,883	0.3%
R&D tax credits	(7,050)	(1.1)%
Nontaxable or nondeductible items	2,407	0.4%
Changes in unrecognized tax benefits	390	0.1%
	$135,782	21.9%
(1) State Taxes in Pennsylvania and Maryland contributed to the majority of the tax effect in this category.

(2) Foreign earnings primarily include the net impact of differences between local statutory rates and the U.S. Federal statutory rate, the cost of repatriating foreign earnings, and the impact of changes to foreign valuation allowances.

(3) In an effort to simplify its organizational structure and facilitate repatriation, the Corporation underwent a substantial internal reorganization of its foreign ownership structure in 2024 that included the establishment of financing arrangements.

The effective tax rate varies from the U.S. federal statutory tax rate for the years ended December 31, 2024 and 2023, principally:

	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
Add (deduct):
State and local taxes, net of federal benefit	3.0	2.3
Foreign earnings	1.1	1.3
Financing arrangement	(1.0)	—
R&D tax credits	(1.3)	(1.1)
Foreign-derived intangible income	(1.4)	(1.2)
All other, net	1.0	1.1
Effective tax rate	22.4%	23.4%
The components of the Corporation’s deferred tax assets and liabilities as of December 31 are as follows:

(In thousands)	2025	2024
Deferred tax assets:
Capitalized R&D expenses	$52,527	$60,818
Operating lease liabilities	37,733	40,840
Inventories, net	24,649	23,926
Incentive compensation	12,402	11,011
Environmental reserves	9,961	9,324
Net operating loss	5,264	6,431
Other	44,527	34,264
Total deferred tax assets	187,063	186,614
Deferred tax liabilities:
Goodwill amortization	127,615	117,340
Other intangible amortization	55,610	62,277
Pension and other postretirement assets	53,468	46,828
Operating lease right-of-use assets, net	35,005	38,741
Withholding taxes	14,682	13,017
Depreciation	18,507	14,880
Contract revenue recognition	13,296	15,256
Other	9,410	3,776
Total deferred tax liabilities	327,593	312,115
Valuation allowance	3,953	4,988
Net deferred tax liabilities	$144,483	$130,489
Deferred tax assets and liabilities are reflected on the Corporation’s Consolidated Balance Sheets as of December 31 as follows:

(In thousands)	2025	2024
Net noncurrent deferred tax assets(1)	$9,519	$10,170
Net noncurrent deferred tax liabilities	154,002	140,659
Net deferred tax liabilities	$144,483	$130,489
(1)Amount is classified within the "Other Assets" caption in the Corporation's Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, respectively.
The Corporation has income tax net operating loss carryforwards related to international operations of $15.9 million, all of which have an indefinite life. The Corporation has federal and state income tax net loss carryforwards of $21.3 million, all of which are net operating losses that expire through 2043. The Corporation has recorded a deferred tax asset of $5.3 million, reflecting the benefit of the loss carryforwards related to international and domestic operations.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. As of December 31, 2025, the Corporation decreased its valuation allowance by $1.0 million to $4.0 million, in order to measure only the portion of deferred tax assets that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.
The Corporation has recorded a liability in "Other liabilities" for interest of $5.6 million and penalties of $3.7 million as of December 31, 2025.
Income tax payments, net of refunds, of $134.3 million, $135.7 million, and $136.4 million were made in 2025, 2024, and 2023, respectively.
Income tax payments, net of refunds, by jurisdiction for the year ended December 31, 2025 were as follows:

2025
Federal(1)	$74,018
State	15,990
Foreign
Canada
Federal	10,029
Ontario	6,915
Other Canadian jurisdictions	659
United Kingdom	13,621
Other Foreign jurisdictions	13,046
Total Foreign	44,270
Total	$134,278

(1) The immediate expensing of research and development expenditures under the OBBBA resulted in lower income tax payments in the current year.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2025	2024	2023
Balance as of January 1,	$19,012	$17,888	$17,371
Additions for tax positions of prior periods	3,201	1,805	2,387
Reductions for tax positions of prior periods	(2,150)	(2,213)	(2,419)
Additions for tax positions related to the current year	948	1,747	1,744
Settlements	—	(215)	(1,195)
Balance as of December 31,	$21,011	$19,012	$17,888
In many cases, the Corporation’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities.
The following describes the open tax years, by major tax jurisdiction, as of December 31, 2025:

United States (Federal)	2020	-	present
United States (Various states)	2014	-	present
United Kingdom	2023	-	present
Canada	2020	-	present
The Corporation does not expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through the next twelve months. Included in total unrecognized tax benefits as of December 31, 2025, 2024, and 2023 is $18.2 million, $16.2 million, and $15.3 million, respectively, which if recognized, would favorably impact the effective income tax rate.
13. DEBT

Debt consists of the following as of December 31:

(In thousands)	2025	2025	2024	2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
3.85% Senior notes due 2025	$—	$—	$90,000	$89,876
4.24% Senior notes due 2026	200,000	199,556	200,000	196,059
4.05% Senior notes due 2028	67,500	66,769	67,500	64,733
4.11% Senior notes due 2028	90,000	88,712	90,000	85,784
3.10% Senior notes due 2030	150,000	138,721	150,000	131,386
3.20% Senior notes due 2032	150,000	132,996	150,000	125,426
4.49% Senior notes due 2032	200,000	191,143	200,000	182,451
4.64% Senior notes due 2034	100,000	94,153	100,000	89,538
Total debt	957,500	912,050	1,047,500	965,253
Debt issuance costs, net	(1,125)	(1,125)	(1,326)	(1,326)
Unamortized interest rate swap proceeds (1)	1,509	1,509	2,775	2,775
Total debt, net	957,884	912,434	1,048,949	966,702
Less: current portion of long-term debt	(200,000)	(199,556)	(90,000)	(89,876)
Total long-term debt	$757,884	$712,878	$958,949	$876,826
(1) Represents the gain from termination of the Corporation's interest rate swap agreements on its 3.85% and 4.24% Senior Notes in February 2016, which will be amortized into interest expense over the remaining terms of the respective notes.

The Corporation's total debt outstanding had a weighted-average interest rate of 3.8% in 2025 and 3.7% in 2024.

Aggregate maturities of debt are as follows:

(In thousands)
2026	$200,000
2027	—
2028	157,500
2029	—
2030	150,000
Thereafter	450,000
Total	$957,500
Interest payments of $42 million, $42 million, and $52 million were made in 2025, 2024, and 2023, respectively.
Revolving Credit Agreement
In May 2022, the Corporation terminated its existing credit agreement, which was set to expire in October 2023, and entered into a new credit agreement ("Credit Agreement") with a syndicate of financial institutions. The Credit Agreement, which is set to expire in May 2027, increased the size of the Corporation’s revolving credit facility to $750 million, and expanded the accordion feature to $250 million. The Corporation plans to use the Credit Agreement for general corporate purposes, which may include the funding of possible future acquisitions or supporting internal growth initiatives. As of December 31, 2025, the Corporation had $25 million in letters of credit supported by the Credit Agreement and no outstanding borrowings under the Credit Agreement. The unused credit available under the Credit Agreement as of December 31, 2025 was $725 million, which the Corporation had the ability to borrow in full without violating its debt to capitalization covenant.
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
Borrowings under the credit agreement accrue interest based on (i) the Secured Overnight Financing Rate ("SOFR") or (ii) a base rate of the highest of (a) the Prime Rate in effect on such day, (b) the NYFRB Rate in effect on such day plus ½ of 1% and

(c) the Adjusted Daily Term SOFR Rate. The interest rate and level of facility fees are dependent on certain financial ratios, as defined in the Credit Agreement. The Credit Agreement also provides customary fees, including administrative agent and commitment fees. In connection with the Credit Agreement, the Corporation paid customary transaction fees that have been deferred and are being amortized over the term of the Credit Agreement.
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

On August 13, 2020, the Corporation issued $300 million of Senior Notes (the "2020 Notes"), consisting of $150 million of 3.10% Senior Notes that mature on August 13, 2030 and $150 million of 3.20% Senior Notes that mature on August 13, 2032. The 2020 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2020 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the issuance of the 2020 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2020 Notes. Under the terms of the Note Purchase Agreements, as amended, the Corporation is required to maintain certain financial ratios, the most restrictive of which are a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio not to be less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2020 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

On February 26, 2013, the Corporation issued $500 million of Senior Notes (the "2013 Notes"). The 2013 Notes consisted of $225 million of 3.70% Senior Notes that matured on February 26, 2023, $100 million of 3.85% Senior Notes that matured on February 26, 2025, and $75 million of 4.05% Senior Notes that mature on February 26, 2028. $100 million of additional 4.11% Senior Notes were deferred and subsequently issued on September 26, 2013 that mature on September 26, 2028. On October 15, 2018, the Corporation made a discretionary $50 million prepayment on the $500 million 2013 Notes. The 2013 Notes are senior unsecured obligations, equal in right of payment to the Corporation’s existing senior indebtedness. The Corporation, at its option, can prepay at any time all or any part of the 2013 Notes, subject to a make-whole payment in accordance with the terms of the Note Purchase Agreement. In connection with the issuance of the 2013 Notes, the Corporation paid customary fees that have been deferred and are being amortized over the term of the 2013 Notes. Under the terms of the Note Purchase Agreement, as amended, the Corporation is required to maintain certain financial ratios, the most restrictive of which are a debt to capitalization limit of 60% (65% for four consecutive quarters following an acquisition greater than $100 million) and an interest coverage ratio of less than 3 to 1. The debt to capitalization ratio (as defined per the Notes Purchase Agreement and Credit Agreement) is calculated using the same formula for all of the Corporation’s debt agreements and is a measure of the Corporation’s indebtedness to capitalization, where capitalization equals debt plus equity. The 2013 Notes also contain a cross default provision with respect to the Corporation’s other senior indebtedness.

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

As of December 31, 2025, the Corporation had the ability to borrow additional debt of $2.7 billion without violating our debt to capitalization covenant.

14. EARNINGS PER SHARE
The Corporation is required to report both basic earnings per share (EPS), based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the basic EPS adjusted for all potentially dilutive shares issuable.
For the years ended December 31, 2025, 2024 and 2023, there were approximately 4,000, 24,000, and 12,000 anti-dilutive equity-based awards excluded from the calculation of diluted earnings per share.
Earnings per share calculations for the years ended December 31, 2025, 2024, and 2023, were as follows:

(In thousands, except per share data)	Net Earnings	Weighted- Average Shares Outstanding	Earnings per Share
2025
Basic earnings per share	$484,228	37,417	$12.94
Dilutive effect of deferred stock compensation		214
Diluted earnings per share	$484,228	37,631	$12.87
2024
Basic earnings per share	$404,978	38,153	$10.61
Dilutive effect of deferred stock compensation		220
Diluted earnings per share	$404,978	38,373	$10.55
2023
Basic earnings per share	$354,509	38,283	$9.26
Dilutive effect of deferred stock compensation		246
Diluted earnings per share	$354,509	38,529	$9.20

15. SHARE-BASED COMPENSATION PLANS
In May 2024, the Corporation’s stockholders approved the Curtiss-Wright 2024 Omnibus Incentive Plan (the "2024 Omnibus Plan"). The plan replaced the Corporation's existing 2014 Omnibus Incentive Plan. Beginning in May 2024, all awards were granted under the 2024 Omnibus Plan. The maximum aggregate number of shares of common stock that may be issued under the 2024 Omnibus Plan are 1,560,000 less one share of common stock for every one share of common stock granted under any prior plan after December 31, 2023 and prior to the effective date of the 2024 Omnibus Plan. In addition, any awards that were previously granted under any prior plan that terminate without issuance of shares shall be eligible for issuance under the 2024 Omnibus Plan. Awards under the 2024 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock units ("RSU"), other stock-based awards, performance share units ("PSU"), or cash-based performance units ("PU").
During 2025, the Corporation granted share-based awards in the form of RSUs and PSUs. Previous grants under the 2014 Omnibus Incentive Plan were in the form of RSUs and PSUs. Under our employee benefit program, the Corporation also provides an Employee Stock Purchase Plan ("ESPP") to most active employees. Certain awards provide for accelerated vesting if there is a change in control.

The compensation cost for employee and non-employee director share-based compensation programs during 2025, 2024, and 2023 is as follows:

(In thousands)	2025	2024	2023
Employee Stock Purchase Plan	$2,213	$2,002	$1,869
Performance Share Units	5,324	5,362	5,109
Restricted Share Units	12,728	9,730	8,032
Other share-based payments	1,255	1,794	1,793
Total share-based compensation expense before income taxes	$21,520	$18,888	$16,803

Other share-based grants include service-based restricted stock awards to non-employee directors, who are treated as employees as prescribed by the accounting guidance on share-based payments. The compensation cost recognized follows the cost of the employee, which is primarily reflected as general and administrative expense in the Consolidated Statement of Earnings. No share-based compensation costs were capitalized during 2025, 2024, or 2023.

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
Domestic Plans
Qualified Pension Plan
The Corporation maintains a defined benefit pension plan (the "CW Pension Plan") covering certain employee populations under six benefit formulas: a non-contributory non-union and union formula for certain Curtiss-Wright ("CW") employees, a contributory union and non-union benefit formula for employees at the Electro-Mechanical Division ("EMD") business unit, and two benefit formulas providing annuity benefits for participants in the former Williams Controls salaried and union plans.
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
As of December 31, 2025, and 2024, the Corporation had a noncurrent pension asset of $312.9 million and $279.6 million, respectively. The change in balance was primarily due to a higher return on plan assets during the current period.
Nonqualified Pension Plan
The Corporation also maintains a non-qualified restoration plan (the "CW Restoration Plan") covering those employees of CW and EMD whose compensation or benefits exceed the IRS limitation for pension benefits. Benefits under the CW Restoration Plan are not funded, and, as such, the Corporation had an accrued pension liability of $53.4 million and $47.9 million as of December 31, 2025 and 2024, respectively. The Corporation’s contributions to the CW Restoration Plan are expected to be $4.5 million in 2026.
Other Post-Employment Benefits ("OPEB") Plan
The Corporation provides post-employment benefits consisting of retiree health and life insurance to three distinct groups of employees/retirees: the CW Grandfathered plan, and plans assumed in the acquisitions of EMD and Williams Controls.
The Corporation also provides retiree health and life insurance benefits for substantially all Curtiss-Wright EMD employees. The plan provides basic health and welfare coverage for pre-65 participants based on years of service and are subject to certain caps. Effective January 1, 2011, the Corporation modified the benefit design for post-65 retirees by introducing Retiree Reimbursement Accounts ("RRAs") to participants in lieu of the traditional benefit delivery. Participant accounts are funded a set amount annually that can be used to purchase supplemental coverage on the open market, effectively capping the benefit.
The plan also provides retiree health and life insurance benefits for certain retirees of the Williams Controls salaried and union pension plans. Effective August 31, 2013, the Corporation modified the benefit design for post-65 retirees by introducing RRAs to align with the EMD delivery model.
The Corporation had an accrued postretirement benefit liability of $17.7 million and $17.6 million as of December 31, 2025 and December 31, 2024, respectively. The Corporation expects to contribute $1.5 million to the plan during 2026. Activity associated with the postretirement benefit liability for the years ended December 31, 2025 and 2024 was immaterial.
Foreign Plans
As of December 31, 2025 and 2024, the total projected benefit obligation related to all foreign plans was $81.6 million and $71.8 million, respectively. As of December 31, 2025 and December 31, 2024, the Corporation had a net pension asset of $13.9 million and $12.2 million, respectively. The Corporation's contributions to the foreign plans are expected to be $1.2 million in 2026.
Components of net periodic benefit expense

The net pension benefit costs consisted of the following:

	Pension Benefits
(In thousands)	2025	2024	2023
Service cost	$14,956	$16,460	$16,224
Interest cost	34,913	33,344	34,085
Expected return on plan assets	(70,610)	(65,932)	(63,013)
Amortization of prior service cost	60	(5)	(106)
Recognized net actuarial loss	2,122	848	139
Cost of settlements/curtailments	1,589	787	—
Net periodic benefit cost	$(16,970)	$(14,498)	$(12,671)
The cost of settlements/curtailments indicated above represents events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans. In 2025, the Company recognized settlement charges related to the retirement of a former executive.
The following table outlines the Corporation's consolidated disclosure of the pension benefits information described previously. The Corporation had no foreign postretirement plans. All plans were valued using a December 31, 2025 measurement date.

	Pension Benefits
(In thousands)	2025	2024
Change in benefit obligation:
Beginning of year	$712,965	$753,370
Service cost	14,956	16,460
Interest cost	34,913	33,344
Plan participants’ contributions	1,240	1,228
Actuarial (gain) loss	20,610	(40,169)
Settlements	—	(3,463)
Benefits paid	(49,176)	(42,155)
Actual expenses	(1,452)	(1,834)
Currency translation adjustments	7,305	(3,816)
End of year	$741,361	$712,965

Change in plan assets:
Beginning of year	$956,884	$963,364
Actual return on plan assets	91,561	40,255
Employer contribution	8,053	2,896
Plan participants’ contributions	1,240	1,228
Benefits paid	(49,176)	(42,155)
Actual expenses	(1,452)	(1,834)
Settlements	—	(3,463)
Currency translation adjustments	7,621	(3,407)
End of year	$1,014,731	$956,884

Funded status	$273,370	$243,919

	Pension Benefits
(In thousands)	2025	2024
Amounts recognized on the balance sheet
Noncurrent assets	$333,547	$299,130
Current liabilities	(4,963)	(3,839)
Noncurrent liabilities	(55,214)	(51,372)
Total	$273,370	$243,919
Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial loss	$102,339	$104,770
Prior service cost	(242)	(148)
Total	$102,097	$104,622
Information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$90,929	$78,067
Accumulated benefit obligation	79,367	67,462
Fair value of plan assets	30,752	22,855
Plan Assumptions

	Pension Benefits
	2025	2024
Weighted-average assumptions in determination of benefit obligation:
Discount rate	5.17%	5.38%
Rate of compensation increase	3.31%	3.32%
Weighted-average assumptions in determination of net periodic benefit cost:
Discount rate	5.38%	4.71%
Expected return on plan assets	7.02%	6.58%
Rate of compensation increase	3.32%	3.33%
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

	As of December 31,		Target	Expected
	2025	2024	Exposure	Range
Asset class
Domestic equities	15%	22%	15%	12%-18%
International equities	5%	7%	5%	1%-6%
Total equity	20%	29%	20%	15%-25%
Fixed income	80%	71%	80%	75%-85%
As of December 31, 2025 and 2024, cash funds in the CW Pension Plan represented approximately 4% and 3% of portfolio assets, respectively.
Foreign plan assets represent 9% of consolidated plan assets, with most of the assets supporting the U.K. plan. Generally, the foreign plans follow a similar asset allocation strategy and are more heavily weighted in fixed income resulting in a weighted expected return on assets assumption of 4.9% for all foreign plans.
The Corporation may from time to time require the reallocation of assets in order to bring the retirement plans into conformity with these ranges. The Corporation may also authorize alterations or deviations from these ranges where appropriate for achieving the objectives of the retirement plans.
Fair Value Measurements
The following table presents consolidated plan assets (in thousands) using the fair value hierarchy as of December 31, 2025 and December 31, 2024.

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$22,742	$22,742	$—	$—
Equity securities (1)	275,109	258,246	16,863	—
Fixed Income (2)	650,832	8,245	642,587	—
Other (3)	8,201	2,588	—	5,613
December 31, 2024	$956,884	$291,821	$659,450	$5,613
Cash and cash equivalents	$38,957	$38,957	$—	$—
Equity securities (1)	208,127	190,146	17,981	—
Fixed Income (2)	757,058	11,068	745,990	—
Other (3)	10,589	2,588	—	8,001
December 31, 2025	$1,014,731	$242,759	$763,971	$8,001

(1)This category consists of domestic and international equity securities. It is comprised of individual U.S. securities and exchange-traded funds benchmarked against the S&P 500 index and Russell Mid Cap and Russell 2000 indices, international securities and exchange-traded funds benchmarked against the MSCI EAFE and EM indices, and global equity index mutual funds associated with our U.K. based pension plans.

(2)This category consists of domestic and international bonds. The domestic fixed income securities consist of a portfolio of investment grade corporate debt, below investment-grade issues, fixed income exchange traded funds, and U.S. Treasury securities of intermediate and long-term duration for liability matching fixed income. International bonds consist of bond mutual funds for institutional investors associated with the Switzerland, U.K., and Canadian-based pension plans.

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
Activity associated with Level 3 assets held during the years ended December 31, 2025 and 2024 was immaterial.
Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans:

(In thousands)	Pension Plans
2026	$56,924
2027	57,464
2028	60,444
2029	60,757
2030	59,128
2031 - 2035	280,560
Defined Contribution Retirement Plans
The Corporation offers all of its full-time domestic employees the opportunity to participate in a defined contribution plan. Effective January 1, 2014, all non-union employees who were not currently receiving final or career average pay benefits became eligible to receive employer contributions in the Corporation's sponsored 401(k) plan. The employer contributions include both employer match and non-elective contribution components, up to a maximum employer contribution of 7% of eligible compensation. During the year ended December 31, 2025, the expense relating to the plan was $29.9 million, consisting of $15.2 million in matching contributions to the plan in 2025, and $14.7 million in non-elective contributions, primarily paid in January 2026. Cumulative contributions of approximately $165 million are expected to be made from 2026 through 2030.

17. SEGMENT INFORMATION

The Corporation’s segments are composed of similar product groupings that serve the same or similar end markets. Based on this approach, the Corporation has three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power, as described below in further detail.

The Aerospace & Industrial reportable segment is comprised of businesses that provide a diversified offering of highly engineered products and services supporting critical applications primarily across the commercial aerospace and general industrial markets, and to a lesser extent, the defense markets. The products offered include sensors, controls, electro-mechanical actuation components, surface technology services such as shot peening, laser peening, and engineered coatings, and industrial products such as power management electronics, traction inverters, transmission shifters, and control systems.

The Defense Electronics reportable segment is comprised of businesses that primarily provide products to the defense markets and to a lesser extent the commercial aerospace market. The products offered include commercial off-the-shelf ("COTS") embedded computing board level modules, integrated subsystems, turret aiming and stabilization products, tactical communications solutions for battlefield network management, weapons handling systems, avionics and electronics, flight test equipment, and aircraft data management solutions.

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

The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker ("CODM"), its Chief Executive Officer. The CODM uses operating income to assess the performance of each segment by evaluating current period results against budget and prior period results when determining the allocation of operating and capital resources to each segment.

Operating results by reportable segment are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net sales
Aerospace & Industrial	$977,188	$933,206	$889,744
Defense Electronics	1,021,820	914,358	818,547
Naval & Power	1,503,494	1,278,895	1,142,590
Less: Intersegment Revenues	(4,130)	(5,270)	(5,508)
Total net sales	$3,498,372	$3,121,189	$2,845,373

Cost of sales
Aerospace & Industrial	$621,542	$600,131	$577,038
Defense Electronics	520,923	481,374	432,313
Naval & Power	1,027,850	868,109	761,202
Total cost of sales	$2,170,315	$1,949,614	$1,770,553

Research and development expenses
Aerospace & Industrial	$23,531	$26,729	$23,211
Defense Electronics	54,723	52,132	50,865
Naval & Power	15,688	11,435	10,793
Total research and development expenses	$93,942	$90,296	$84,869

Selling expenses
Aerospace & Industrial	$28,692	$25,614	$25,897
Defense Electronics	67,843	58,705	54,811
Naval & Power	69,164	58,332	54,847
Total selling expenses	$165,699	$142,651	$135,555

General and administrative expenses
Aerospace & Industrial	$133,926	$123,907	$118,320
Defense Electronics	99,974	95,472	88,783
Naval & Power	158,693	140,696	126,521
Total general and administrative expenses	$392,593	$360,075	$333,624

Other segment items(2)
Aerospace & Industrial	$3,331	$8,802	$—
Defense Electronics	341	1,936	—
Naval & Power	815	660	—
Total other segment items	$4,487	$11,398	$—

Operating income
Aerospace & Industrial	$166,166	$148,023	$145,278
Defense Electronics	278,016	224,739	191,775
Naval & Power	231,284	199,663	189,227
Total Segment	$675,466	$572,425	$526,280
Corporate and Eliminations (1)	(41,945)	(43,828)	(41,678)
Total Consolidated	$633,521	$528,597	$484,602

Depreciation and amortization expense
Aerospace & Industrial	$31,674	$32,217	$33,994
Defense Electronics	30,869	31,017	33,347
Naval & Power	59,325	41,499	46,165
Corporate	2,949	2,934	2,666
Total Consolidated	$124,817	$107,667	$116,172

Capital expenditures
Aerospace & Industrial	$31,411	$19,861	$17,067
Defense Electronics	12,719	11,180	5,573
Naval & Power	42,188	25,952	18,112
Corporate	3,374	3,981	3,914
Total Consolidated	$89,692	$60,974	$44,666
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.
(2) Other segment items includes restructuring expenses associated with the 2024 Restructuring Program.

	As of December 31,
(In thousands)	2025	2024
Segment assets
Aerospace & Industrial	$1,118,986	$1,090,739
Defense Electronics	1,557,858	1,446,949
Naval & Power	2,018,076	1,927,325
Corporate	526,372	520,691
Total Consolidated	$5,221,292	$4,985,704

Reconciliations

	Year Ended December 31,
(In thousands)	2025	2024	2023
Earnings before taxes:
Total reportable segment operating income	$675,466	$572,425	$526,280
Corporate and Eliminations	(41,945)	(43,828)	(41,678)
Interest expense	43,148	44,869	51,393
Other income, net	29,637	38,328	29,861
Earnings before income taxes	$620,010	$522,056	$463,070

	As of December 31,
(In thousands)	2025	2024
Assets:
Total assets for reportable segments	$4,694,920	$4,465,013
Non-segment cash	125,918	165,762
Other assets	400,454	354,929
Total consolidated assets	$5,221,292	$4,985,704
Geographic Information

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues
United States of America	$2,548,239	$2,287,285	$2,060,986
United Kingdom	197,489	134,621	115,078
Other foreign countries	752,644	699,283	669,309
Consolidated total	$3,498,372	$3,121,189	$2,845,373

	As of December 31,
(In thousands)	2025	2024
Long-Lived Assets - Property, plant, and equipment, net
United States of America	$281,277	$250,781
United Kingdom	27,385	26,244
Other foreign countries	73,538	62,093
Consolidated total	$382,200	$339,118

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

Letters of Credit and Other Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of December 31, 2025 and 2024, there were $25 million and $21 million of stand-by letters of credit outstanding, respectively, and $12 million and $15 million of bank guarantees outstanding, respectively.

The Corporation, through its EMD business unit, has three Pennsylvania Department of Environmental Protection ("PADEP") radioactive materials licenses that are utilized in the continued operation of the EMD business. In connection with these licenses, the Corporation has known conditional asset retirement obligations related to asset decommissioning activities to be performed in the future, when the Corporation terminates these licenses. As of December 31, 2025, the Corporation has recorded an asset retirement obligation of approximately $10 million for two of the three licenses. For its third license, the Corporation has not recorded an asset retirement obligation as it is not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, this obligation has not been recorded in the Consolidated Financial Statements. A liability for this obligation will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. The Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $40 million surety bond effective through December 31, 2025.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The total cumulative balance of each component of accumulated other comprehensive income (loss), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2023	$(123,288)	$(89,935)	$(213,223)
Other comprehensive loss before reclassifications (1)	(43,905)	13,898	(30,007)
Amounts reclassified from accumulated other comprehensive income (1)	—	5	5
Net current period other comprehensive income (loss)	(43,905)	13,903	(30,002)
December 31, 2024	$(167,193)	$(76,032)	$(243,225)
Other comprehensive loss before reclassifications (1)	68,064	4,141	72,205
Amounts reclassified from accumulated other comprehensive income (1)	—	(2,792)	(2,792)
Net current period other comprehensive income	68,064	1,349	69,413
December 31, 2025	$(99,129)	$(74,683)	$(173,812)
(1)All amounts are after tax.

20. RESTRUCTURING COSTS

In 2024, the Corporation commenced restructuring activities across all of its segments to support its ongoing effort of improving operating efficiency ("2024 Restructuring Program"). These activities, which primarily include workforce reductions, consolidation of facilities, and costs related to legal entity restructuring, have been substantially completed as of December 31, 2025. For the year ended December 31, 2025, these restructuring activities resulted in pre-tax charges of $5 million, compared to pre-tax charges of $16 million for the year ended December 31, 2024. As of December 31, 2025 and

December 31, 2024, the restructuring liability associated with these restructuring activities was $1 million and $3 million, respectively. These balances are reported within "Other Current Liabilities" on the Consolidated Balance Sheet.

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
Deloitte & Touche LLP, our independent registered public accounting firm, performed an integrated audit of the Corporation’s Consolidated Financial Statements that also included forming an opinion on the internal controls over financial reporting of the Corporation for the year ended December 31, 2025. An audit includes examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The objective of their audit is the expression of an opinion on the Corporation’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, in all material respects, and on the internal controls over financial reporting as of December 31, 2025.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Curtiss-Wright Corporation and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of earnings, comprehensive income, stockholder's equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue — Over-Time Basis — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue when control of a promised good and/or service is transferred to a customer at a transaction price that reflects the consideration that the Company expects to be entitled to in exchange for that good and/or service. The Company identifies a performance obligation for each promise in a contract to transfer a distinct good or service to the customer. Revenue recognized on an over-time basis for the year ended December 31, 2025, accounted for approximately 51% of total net sales. Contracts that qualify for over-time revenue recognition are generally associated with the design, development, and manufacture of highly engineered industrial products used in commercial and defense applications and generally span between 2-5 years in duration. Typically, over-time revenue recognition is based on the utilization of an input measure used to measure progress, such as costs incurred to date relative to total estimated costs.

Included within revenue recognized on an over-time basis are certain contracts that require the use of reasonable and dependable estimates of future costs that will be incurred to complete production of goods or provision of services as well as a disciplined cost estimating system in which all functions of the business are integrally involved. These estimates are determined based on industry knowledge and experience of engineers, project managers, and financial staff. Specific to these contracts, auditing overtime revenue required extensive audit effort due to a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

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

◦Obtained the population of active contracts during 2025 and assessed (1) contract year-to-date revenue in relation to inception-to-date margin and (2) contract value in relation to inception-to-date margin to identify potential outliers in the portfolio of active contracts that may contain characteristics of audit interest.

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
February 12, 2026

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Curtiss-Wright Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Curtiss-Wright Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 12, 2026

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
As of December 31, 2025, the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Corporation’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2025 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Corporation’s management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management believes that as of December 31, 2025, the Corporation’s internal control over financial reporting is effective based on the established criteria.

The Corporation’s internal controls over financial reporting as of December 31, 2025 have been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, and their report thereon is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.
(b) Insider Adoption or Termination of Trading Arrangements
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name	Title	Action	Character of Trading Arrangement(1)	Adoption Date	Earliest Sale Date	Expiration Date(2)	Aggregate # of securities to be purchased or sold(3)
K. Christopher Farkas	Executive Vice President and Chief Financial Officer	Adoption	Rule 10b5-1 Trading Arrangement	November 10, 2025	(4)	May 10, 2026	(5)

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
4.Transactions under each Rule 10b5-1 Trading Arrangement commence no earlier after the later of (a) 91 days after adoption of the Rule 10b5-1 Trading Arrangement, and (2) the third business day following the public disclosure of the Company’s financial results on Form 10-K for the year ended December 31, 2025.
5.The aggregate number of shares of common stock to be sold pursuant to Mr. Farkas's Rule 10b5-1 Trading Arrangement include: (a) 100% of the net after-tax shares received upon the vesting of 2,183 time-based restricted stock units on March 16, 2026; and (b) up to 100% of the net after-tax shares of common stock received upon the vesting of 2,885 performance-based restricted stock units (PSUs), which were granted March 16, 2023. The number of shares granted is at target and the number of shares that will be earned will depend on Company total shareholder return relative to its peer group for the 2023 – 2025 performance period. PSUs may be earned up to 200% of grant. PSUs will be earned as common stock in early 2026. For more information, see the “Compensation Discussion and Analysis” section in our most recent proxy statement, which was filed with the SEC on March 27, 2025. In addition, the actual number of shares that will be released to Mr. Farkas in connection with the PSUs and sold under the Rule 10b5-1 Trading Arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable.

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
The information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 7, 2026 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Information required by Item 401(b) of Regulation S-K is included in Part I of this report under the caption "Executive Officers" and information required by Item 201(d) of Regulation S-K is included in Part II of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans."

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Footnotes				Page
	1.	The following are documents filed as part of this report in Part II, Item 8:
		Consolidated Statements of Earnings			45
		Consolidated Statements of Comprehensive Income			46
		Consolidated Balance Sheets			47
		Consolidated Statements of Cash Flows			48
		Consolidated Statements of Stockholders' Equity			49
		Notes to Consolidated Financial Statements			50
	2.	Financial Statement Schedule
		Schedule II - Valuation and Qualifying Accounts			88
All other financial statement schedules have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

			Incorporated by Reference		Filed
	Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

	2.1	Agreement and Plan of Merger and Recapitalization, dated as of February 1, 2005, by and between the Registrant and CW Merger Sub, Inc.	8-K	February 3, 2005
	3.1	Amended and Restated Certificate of Incorporation	8-A12B/A	May 24, 2005
	3.2	Amended and Restated By-Laws	8-K	May 18, 2015
	4.1	Form of stock certificate for Common Stock	8-A12B/A	May 24, 2005
	4.2	Description of Registrant’s Securities	DEF 14A	April 5, 2005
	10.1	Form of Restricted Stock Unit Grant Agreement*	10-K	February 13, 2025
	10.2	Form of Performance Share Plan Grant Agreement*	10-K	February 13, 2025
	10.3	Form of Cash-Based Performance Unit Grant Agreement*	10-K	February 13, 2025
	10.4	Revised Standard Employment Severance Agreement with Senior Management of the Registrant*	10-K	February 25, 2021
	10.5	Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009.*	10-K	February 25, 2011
	10.6	Instrument of Amendment No. 1 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 24, 2012
	10.7	Instrument of Amendment No. 2 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015

10.8	Instrument of Amendment No. 3 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 19, 2015
10.9	Instrument of Amendment No. 4 to Amended and Restated Retirement Benefits Restoration Plan as amended January 1, 2009*	10-K	February 25, 2016
10.10	Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-K	February 24, 2022
10.11	Instrument of Amendment No. 1 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-K	February 24, 2022
10.12	Instrument of Amendment No. 2 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-Q	August 3, 2023
10.13	Instrument of Amendment No. 3 to Curtiss-Wright Corporation Retirement Plan, as Amended and Restated effective January 1, 2019*	10-K	February 13, 2025
10.14	Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective as of January 1, 2015*	10-K	February 25, 2016
10.15	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2016
10.16	Instrument of Amendment No. 2 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.17	Instrument of Amendment No. 3 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.18	Instrument of Amendment No. 4 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 21, 2017
10.19	Instrument of Amendment No. 5 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.20	Instrument of Amendment No. 6 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2018
10.21	Instrument of Amendment No. 7 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.22	Instrument of Amendment No. 8 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.23	Instrument of Amendment No. 9 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2019
10.24	Instrument of Amendment No. 10 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.25	Instrument of Amendment No. 11 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 1, 2019
10.26	Instrument of Amendment No. 12 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 27, 2020
10.27	Instrument of Amendment No. 13 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 25, 2021

10.28	Instrument of Amendment No. 14 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 24, 2022
10.29	Instrument of Amendment No. 15 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 24, 2022
10.30	Instrument of Amendment No. 16 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-K	February 22, 2023
10.31	Instrument of Amendment No. 17 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*	10-Q	August 3, 2023
10.32	Curtiss-Wright Corporation 2024 Omnibus Incentive Plan*	14A	March 22, 2024
10.33	Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 19, 2015
10.34	Instrument of Amendment No. 1 to the Curtiss-Wright Corporation Retirement Savings Restoration Plan*	10-K	February 25, 2016
10.35	Form of indemnification Agreement entered into by the Registrant with each of its directors	10-Q	May 7, 2012
10.36	Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 25, 2011
10.37	Instrument of Amendment No.1 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 24, 2012
10.38	Instrument of Amendment No. 2 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.39	Instrument of Amendment No.3 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2013
10.40	Instrument of Amendment No.4 to the Amended and Restated Curtiss-Wright Electro-Mechanical Corporation Savings Plan, dated January 1, 2010*	10-K	February 21, 2014
10.41	Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended November 2006*	10-K	February 27, 2007
10.42	Instrument of Amendment No. 1 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 24, 2012
10.43	Instrument of Amendment No. 2 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 19, 2015
10.44	Instrument of Amendment No. 3 to the Amended and Revised Curtiss-Wright Corporation Executive Deferred Compensation Plan, as amended August 29, 2008*	10-K	February 25, 2016
10.45	Standard Change In Control Severance Protection Agreement, dated February 16, 2021, between the Registrant and Key Executives of the Registrant*	10-K	February 25, 2021
10.46	Curtiss-Wright Corporation Employee Stock Purchase Plan, as amended May 10, 2018*	14A	March 23, 2018
10.47	Curtiss-Wright Corporation Incentive Compensation Plan, as amended February 14, 2023 *	14A	March 24, 2023

10.48	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and K. Christopher Farkas*	10-K	February 24, 2022
10.49	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Gary A. Ogilby*	10-K	February 24, 2022
10.50	Restricted Stock Unit Agreement, dated December 16, 2021, by and between the Registrant and Robert F. Freda*	10-K	February 24, 2022
10.51	Trust Agreement, dated January 20, 1998, between the Registrant and PNC Bank, National Association	10-Q	May 13, 1998
10.52	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.53	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 8, 2011	8-K	December 13, 2011
10.54	First Amendment and Waiver to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	8-K	December 21, 2022
10.55	Second Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
10.56	Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.57	Restrictive Legends on Notes subject to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated February 26, 2013	8-K	February 27, 2013
10.58	First Amendment and Waiver to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated October 27, 2022	8-K	December 21, 2022
10.59	Second Amendment to Note Purchase Agreement between the Registrant and certain Institutional Investors, dated December 16, 2022	8-K	December 21, 2022
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
Item 16. Form 10-K Summary.
None.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS
for the years ended December 31, 2025, 2024, and 2023
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period

Deducted from assets to which they apply:
December 31, 2025
Tax valuation allowance	4,988	206	136	(1)	1,377	3,953
Total	$4,988	$206	$136		$1,377	$3,953
December 31, 2024
Tax valuation allowance	4,892	1,009	(27)	(1)	886	4,988
Total	$4,892	$1,009	$(27)		$886	$4,988
December 31, 2023
Tax valuation allowance	5,664	1,471	63	(1)	2,306	4,892
Total	$5,664	$1,471	$63		$2,306	$4,892

(1) Primarily foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

Date:    February 12, 2026    By: /s/ Lynn M. Bamford
Lynn M. Bamford
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    February 12, 2026    By: /s/ K. Christopher Farkas
K. Christopher Farkas
Executive Vice President and Chief Financial Officer

Date:    February 12, 2026    By: /s/ Gary A. Ogilby
Gary A. Ogilby
Senior Vice President and Corporate Controller

Date:    February 12, 2026    By: /s/ Dean M. Flatt
Dean M. Flatt
Director

Date:    February 12, 2026    By: /s/ Bruce D. Hoechner
Bruce D. Hoechner
Director

Date:    February 12, 2026    By: /s/ Glenda J. Minor
Glenda J. Minor
Director

Date:    February 12, 2026    By: /s/ Anthony J. Moraco
Anthony J. Moraco
Director

Date:     February 12, 2026    By: /s/ William F. Moran
William F. Moran
Director

Date:    February 12, 2026    By: /s/ Robert J. Rivet
Robert J. Rivet
Director

Date:     February 12, 2026    By: /s/ Peter C. Wallace
Peter C. Wallace
Director

Date:     February 12, 2026    By: /s/ Larry D. Wyche
Larry D. Wyche
Director