Form 10-Q
period 2026-03-31
CURTISS WRIGHT CORP
filed 2026-05-07
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

or

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

Common Stock, par value $1.00 per share: 36,941,164 shares as of April 30, 2026.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2026	2025
Net sales
Product sales	$771,019	$678,977
Service sales	142,668	126,668
Total net sales	913,687	805,645
Cost of sales
Cost of product sales	504,515	442,090
Cost of service sales	77,689	71,091
Total cost of sales	582,204	513,181
Gross profit	331,483	292,464
Research and development expenses	24,182	23,019
Selling expenses	44,546	39,925
General and administrative expenses	102,336	99,029
Restructuring expenses	910	1,286
Operating income	159,509	129,205
Interest expense	9,941	10,143
Other income, net	8,197	6,030
Earnings before income taxes	157,765	125,092
Provision for income taxes	(29,579)	(23,755)
Net earnings	$128,186	$101,337

Basic earnings per share	$3.47	$2.69
Diluted earnings per share	$3.46	$2.68

Dividends per share	$0.24	$0.21

Weighted-average shares outstanding:
Basic	36,897	37,683
Diluted	37,058	37,851

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net earnings	$128,186	$101,337
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(20,776)	$19,084
Pension and postretirement adjustments, net of tax (1)	560	(146)
Other comprehensive income (loss), net of tax	(20,216)	18,938
Comprehensive income	$107,970	$120,275

(1) The tax benefit/(expense) included in both foreign currency translation adjustments and pension and postretirement adjustments for the three months ended March 31, 2026 and 2025 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$343,447	$371,345
Receivables, net	996,331	932,344
Inventories, net	640,642	615,097
Other current assets	91,247	99,688
Total current assets	2,071,667	2,018,474
Property, plant, and equipment, net	379,454	382,200
Goodwill	1,685,367	1,692,490
Other intangible assets, net	516,051	532,381
Operating lease right-of-use assets, net	210,950	198,603
Prepaid pension asset	340,206	333,547
Other assets	66,386	63,597
Total assets	$5,270,081	$5,221,292
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$200,000	$200,000
Accounts payable	277,208	310,303
Accrued expenses	203,226	242,942
Deferred revenue	568,967	561,452
Other current liabilities	110,758	90,870
Total current liabilities	1,360,159	1,405,567
Long-term debt	757,635	757,884
Deferred tax liabilities, net	159,556	154,002
Accrued pension and other postretirement benefit costs	69,211	71,417
Long-term operating lease liability	190,748	178,466
Other liabilities	100,927	120,382
Total liabilities	2,638,236	2,687,718
Contingencies and commitments (Note 12)
Stockholders’ equity
Common stock, $1 par value,100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 49,187,378 shares issued as of March 31, 2026 and December 31, 2025; outstanding shares were 36,948,116 as of March 31, 2026 and 36,859,333 as of December 31, 2025	49,187	49,187
Additional paid in capital	162,326	165,014
Retained earnings	4,429,993	4,310,680
Accumulated other comprehensive loss	(194,028)	(173,812)
Common treasury stock, at cost (12,239,262 shares as of March 31, 2026 and 12,328,045 shares as of December 31, 2025)	(1,815,633)	(1,817,495)
Total stockholders’ equity	2,631,845	2,533,574
Total liabilities and stockholders’ equity	$5,270,081	$5,221,292

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net earnings	$128,186	$101,337
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	28,365	30,821
Loss on sale/disposal of long-lived assets	11	229
Deferred income taxes	2,515	(2,303)
Share-based compensation	7,185	5,271
Non-cash restructuring charges	—	281
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(67,441)	(72,749)
Inventories, net	(28,932)	(34,079)
Accounts payable and accrued expenses	(60,854)	(35,967)
Deferred revenue	8,630	(12,714)
Pension and postretirement liabilities, net	(8,933)	(6,030)
Other current and long-term assets and liabilities	(14,387)	(12,862)
Net cash used for operating activities	(5,655)	(38,765)
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	314	499
Additions to property, plant, and equipment	(11,832)	(15,773)
Additional consideration paid on prior year acquisitions	—	(9,619)
Net cash used for investing activities	(11,518)	(24,893)
Cash flows from financing activities:
Borrowings under revolving credit facility	69,100	78,067
Payment of revolving credit facility	(69,100)	(78,067)
Principal payments on debt	—	(90,000)
Repurchases of common stock	(14,492)	(14,250)
Proceeds from share-based compensation	6,481	5,981
Other	—	(309)
Net cash used for financing activities	(8,011)	(98,578)
Effect of exchange-rate changes on cash	(2,714)	3,653
Net decrease in cash and cash equivalents	(27,898)	(158,583)
Cash and cash equivalents at beginning of period	371,345	385,042
Cash and cash equivalents at end of period	$343,447	$226,459
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the three months ended March 31, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2024	$49,187	$147,940	$3,861,073	$(243,225)	$(1,365,176)
Net earnings	—	—	101,337	—	—
Other comprehensive income, net of tax	—	—	—	18,938	—
Dividends declared	—	—	(7,929)		—
Restricted stock	—	(11,287)	—	—	11,287
Employee stock purchase plan	—	3,657	—	—	2,324
Share-based compensation	—	5,197	—	—	74
Repurchase of common stock (1)	—	—	—	—	(14,250)
Other	—	(290)	—	—	290
March 31, 2025	$49,187	$145,217	$3,954,481	$(224,287)	$(1,365,451)

	For the three months ended March 31, 2026
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2025	$49,187	$165,014	$4,310,680	$(173,812)	$(1,817,495)
Net earnings	—	—	128,186	—	—
Other comprehensive loss, net of tax	—	—	—	(20,216)	—
Dividends declared	—	—	(8,873)		—
Restricted stock	—	(13,681)	—	—	13,681
Employee stock purchase plan	—	4,457	—	—	2,024
Share-based compensation	—	7,128	—	—	57
Repurchase of common stock (1)	—	—	—	—	(14,492)
Other	—	(592)	—	—	592
March 31, 2026	$49,187	$162,326	$4,429,993	$(194,028)	$(1,815,633)
(1) For the three months ended March 31, 2026 and March 31, 2025, the Corporation repurchased approximately 22,000 and 42,000 shares, respectively, of its common stock.
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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three months ended March 31, 2026 and 2025, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2025 Annual Report on Form 10-K filed with the SEC. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

Recently issued accounting standards adopted

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement, and presentation of government grants. The ASU is effective for annual reporting periods beginning with the year ending December 31, 2028, including interim periods within that period. The Company early adopted this standard beginning in the first quarter of 2026 using the modified prospective approach. The adoption did not have a material effect on the Condensed Consolidated Financial Statements.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Over-time	52%	53%
Point-in-time	48%	47%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $4.3 billion as of March 31, 2026, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2026	2025
Aerospace & Defense
Aerospace Defense	$179,439	$151,722
Ground Defense	101,407	97,237
Naval Defense	250,081	221,086
Commercial Aerospace	110,505	92,877
Total Aerospace & Defense customers	$641,432	$562,922

Commercial
Power & Process	$167,057	$142,934
General Industrial	105,198	99,789
Total Commercial customers	$272,255	$242,723

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total	$913,687	$805,645

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three months ended March 31, 2026 and 2025 included in contract liabilities at the beginning of the respective years was approximately $170 million and $116 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

The composition of receivables is as follows:

(In thousands)	March 31, 2026	December 31, 2025
Billed receivables:
Trade and other receivables	$551,031	$526,320
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed, net of progress payments	451,941	412,410
Total receivables	1,002,972	938,730
Less: Allowance for doubtful accounts	(6,641)	(6,386)
Receivables, net	$996,331	$932,344

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

The composition of inventories is as follows:

(In thousands)	March 31, 2026	December 31, 2025
Raw materials	$289,576	$288,353
Work-in-process	140,675	130,522
Finished goods	160,682	146,666
Inventoried costs related to U.S. Government and other long-term contracts, net of progress payments	49,709	49,556
Inventories, net	$640,642	$615,097

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2025	$328,165	$714,602	$649,723	$1,692,490
Foreign currency translation adjustment	(1,298)	(2,919)	(2,906)	(7,123)
March 31, 2026	$326,867	$711,683	$646,817	$1,685,367

6.           OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets:

	March 31, 2026			December 31, 2025
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$330,789	$(226,676)	$104,113	$334,997	$(226,674)	$108,323
Customer related intangibles	745,182	(425,705)	319,477	748,758	(419,577)	329,181
Programs (1)	144,000	(57,600)	86,400	144,000	(55,800)	88,200
Other intangible assets	54,811	(48,750)	6,061	55,893	(49,216)	6,677
Total	$1,274,782	$(758,731)	$516,051	$1,283,648	$(751,267)	$532,381

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the three months ended March 31, 2026 was $15 million, as compared to $18 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2026	$60
2027	$56
2028	$51
2029	$50
2030	$49

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of March 31, 2026. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument.  The fair values described below may not be indicative of net realizable value or reflective of future fair values.  Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.24% Senior notes due 2026	200,000	199,495	200,000	199,556
4.05% Senior notes due 2028	67,500	66,550	67,500	66,769
4.11% Senior notes due 2028	90,000	88,339	90,000	88,712
3.10% Senior notes due 2030	150,000	138,360	150,000	138,721
3.20% Senior notes due 2032	150,000	132,627	150,000	132,996
4.49% Senior notes due 2032	200,000	190,139	200,000	191,143
4.64% Senior notes due 2034	100,000	93,641	100,000	94,153
Total debt	957,500	909,151	957,500	912,050
Debt issuance costs, net	(1,075)	(1,075)	(1,125)	(1,125)
Unamortized interest rate swap proceeds	1,210	1,210	1,509	1,509
Total debt, net	$957,635	$909,286	$957,884	$912,434

8.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined pension plans as described in the Corporation’s 2025 Annual Report on Form 10-K filed with the SEC.

The components of net periodic pension cost/(benefit) were as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Service cost	$3,566	$3,748
Interest cost	8,459	8,959
Expected return on plan assets	(16,984)	(17,673)
Amortization of prior service cost	(25)	(8)
Amortization of unrecognized actuarial loss	467	246
Net periodic pension cost/(benefit)	$(4,517)	$(4,728)

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the three months ended March 31, 2026, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2026.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. The expense relating to the plan was $9 million for both the three months ended March 31, 2026 and 2025.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares.  A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Basic weighted-average shares outstanding	36,897	37,683
Dilutive effect of deferred stock compensation	161	168
Diluted weighted-average shares outstanding	37,058	37,851

For the three months ended March 31, 2026, there were approximately 29,000 shares issuable under equity-based awards that were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were no anti-dilutive shares for the three months ended March 31, 2025.

10.           SEGMENT INFORMATION

The Corporation’s segments are composed of similar product groupings that serve the same or similar end markets. Based on this approach, the Corporation has three reportable segments: Aerospace & Industrial, Defense Electronics, and Naval & Power. The Corporation’s measure of segment profit or loss is operating income. Interest expense and income taxes are not reported on an operating segment basis as they are not considered in the segments’ performance evaluation by the Corporation’s chief operating decision-maker, its Chief Executive Officer.
Operating results by reportable segment were as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net sales
Aerospace & Industrial	$254,949	$227,440
Defense Electronics	257,464	245,719
Naval & Power	402,584	333,356
Less: Intersegment Revenues	(1,310)	(870)
Total net sales	$913,687	$805,645

Cost of sales
Aerospace & Industrial	$169,215	$147,762
Defense Electronics	126,889	124,713
Naval & Power	275,967	232,759
Total cost of sales	$572,071	$505,234

Research and development expenses
Aerospace & Industrial	$6,830	$6,797
Defense Electronics	13,739	13,002
Naval & Power	3,066	2,865
Total research and development expenses	$23,635	$22,664

Selling expenses
Aerospace & Industrial	$7,000	$7,202
Defense Electronics	17,177	15,030
Naval & Power	19,370	16,823

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total selling expenses	$43,547	$39,055

General and administrative expenses
Aerospace & Industrial	$32,703	$34,504
Defense Electronics	27,636	25,525
Naval & Power	44,293	39,046
Total general and administrative expenses	$104,632	$99,075

Other segment items(2)
Aerospace & Industrial	$703	$1,253
Defense Electronics	96	—
Naval & Power	111	—
Total other segment items	$910	$1,253

Operating income
Aerospace & Industrial	$38,498	$29,922
Defense Electronics	71,927	67,449
Naval & Power	59,777	41,863
Total Segment	170,202	139,234
Corporate and Eliminations (1)	(10,693)	(10,029)
Total Consolidated	$159,509	$129,205

Depreciation and amortization expense
Aerospace & Industrial	$7,999	$7,672
Defense Electronics	7,730	7,546
Naval & Power	11,842	14,862
Corporate	794	741
Total Consolidated	$28,365	$30,821

Capital expenditures
Aerospace & Industrial	$6,956	$6,249
Defense Electronics	1,891	3,517
Naval & Power	2,807	5,501
Corporate	178	506
Total Consolidated	$11,832	$15,773
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.
(2) Other segment items includes restructuring expenses associated with the 2026 Restructuring Program in the current period and 2024 Restructuring Program in the prior period.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Earnings before taxes:
Total reportable segment operating income	$170,202	$139,234
Corporate and Eliminations	(10,693)	(10,029)
Interest expense	9,941	10,143
Other income, net	8,197	6,030
Earnings before income taxes	$157,765	$125,092

(In thousands)	March 31, 2026	December 31, 2025
Segment Assets
Aerospace & Industrial	$1,154,069	$1,118,986
Defense Electronics	1,516,914	1,557,858
Naval & Power	2,064,052	2,018,076
Corporate	535,046	526,372
Total consolidated	$5,270,081	$5,221,292

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2024	$(167,193)	$(76,032)	$(243,225)
Other comprehensive income before reclassifications (1)	68,064	4,141	72,205
Amounts reclassified from accumulated other comprehensive loss (1)	—	(2,792)	(2,792)
Net current period other comprehensive income	68,064	1,349	69,413
December 31, 2025	$(99,129)	$(74,683)	$(173,812)
Other comprehensive income (loss) before reclassifications (1)	(20,776)	899	(19,877)
Amounts reclassified from accumulated other comprehensive loss (1)	—	(339)	(339)
Net current period other comprehensive income (loss)	(20,776)	560	(20,216)
March 31, 2026	$(119,905)	$(74,123)	$(194,028)

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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of March 31, 2026 and December 31, 2025, there were $29 million and $25 million of stand-by letters of credit outstanding, respectively. As of March 31, 2026 and December 31, 2025, there were $15 million and $12 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $40 million surety bond.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I- ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this Quarterly Report on Form 10-Q may be deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (a) projections of or statements regarding return on investment, future earnings, interest income, sales, volume, other income, earnings or loss per share, growth prospects, capital structure, liquidity requirements, and other financial terms, (b) statements of plans and objectives of management, (c) statements of future economic performance; (d) impacts on our business related to another shutdown of the U.S. government, ongoing supply chain disruptions, significant inflation, higher interest rates or deflation, labor shortages, U.S. and foreign trade policies and tariffs or other impositions on imported goods, and measures taken by governments and private industry in response, as well as related to the ongoing conflict between Russia and Ukraine and the war/conflict in the Middle East, and the related sanctions, (e) the effect of laws, rules, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance, and (f) statements of assumptions, such as economic conditions underlying other statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “might,” “outlook,” “potential,” “predict,” “should,” “will,” as well as the negative of any of the foregoing or variations of such terms or comparable terminology, or by discussion of strategy. No assurance may be given that the future results described by the forward-looking statements will be achieved. While we believe these forward-looking statements are reasonable, they are only predictions and are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, which could cause actual results, performance, or achievement to differ materially from anticipated future results, performance, or achievement expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” of our 2025 Annual Report on Form 10-K filed with the SEC, and elsewhere in that report, those described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission and other written or oral statements made or released by us. Such forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, those contained in Item 1. Financial Statements (including the Notes to Condensed Consolidated Financial Statements) and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
COMPANY ORGANIZATION

Curtiss-Wright Corporation is a global integrated business that provides highly engineered products, solutions, and services mainly to A&D markets, as well as critical technologies in demanding commercial power, process, and industrial markets. We report our operations through our Aerospace & Industrial, Defense Electronics, and Naval & Power segments. We operate across a diversified array of niche markets through engineering and technological leadership, precision manufacturing, and strong relationships with our customers. Approximately 70% of our 2026 revenues are expected to be generated from A&D-related markets.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three months ended March 31, 2026. The financial information as of March 31, 2026 should be read in conjunction with the financial statements for the year ended December 31, 2025 contained in our Form 10-K filed with the SEC.

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

Analytical Definitions

Throughout management’s discussion and analysis of financial condition and results of operations, the terms “incremental” and “organic” are used to explain changes from period to period. The term “incremental” is used to highlight the impact acquisitions and divestitures had on the current year results. The results of operations for acquisitions are incremental for the first twelve months from the date of acquisition. The definition of “organic” excludes the effects of costs associated with our 2026 Restructuring Program in the current period and 2024 Restructuring Program in the prior period, and foreign currency translation.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended
	March 31,
(In thousands)	2026	2025	% change
Sales
Aerospace & Industrial	$254,919	$227,246	12%
Defense Electronics	256,288	245,164	5%
Naval & Power	402,480	333,235	21%
Total sales	$913,687	$805,645	13%

Operating income
Aerospace & Industrial	$38,498	$29,922	29%
Defense Electronics	71,927	67,449	7%
Naval & Power	59,777	41,863	43%
Corporate and other	(10,693)	(10,029)	(7%)
Total operating income	$159,509	$129,205	23%

Interest expense	9,941	10,143	2%
Other income, net	8,197	6,030	36%

Earnings before income taxes	157,765	125,092	26%
Provision for income taxes	(29,579)	(23,755)	(25%)
Net earnings	$128,186	$101,337	26%

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2026 vs. 2025
	Sales	Operating Income
Organic	12%	24%
Foreign currency	1%	(1%)
Total	13%	23%

Sales during the three months ended March 31, 2026 increased $108 million, or 13%, to $914 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $28 million, $11 million, and $69 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income during the three months ended March 31, 2026 increased $30 million, or 23%, to $160 million, compared with the prior year period, and operating margin increased 150 basis points to 17.5% compared with the same period in 2025. Increases in operating income and operating margin were primarily due to favorable absorption on higher sales across all segments. Operating income and operating margin in the Defense Electronics and Naval & Power segments also benefited from favorable product mix.

Non-segment operating expense of $11 million during the three months ended March 31, 2026 was essentially flat against the comparable prior year period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Interest expense of $10 million during the three months ended March 31, 2026 was essentially flat against the comparable prior year period.

Other income, net during the three months ended March 31, 2026 increased $2 million, or 36%, to $8 million, primarily due to prior period losses on equity securities held for investment purposes that were acquired in conjunction with our I&C Solutions acquisition.

The effective tax rate for the three months ended March 31, 2026 of 18.7% decreased compared to an effective tax rate of 19.0% in the comparable prior year period, primarily due to increased tax benefits associated with stock-based compensation.

Comprehensive income for the three months ended March 31, 2026 was $108 million, compared to comprehensive income of $120 million in the prior year period. The change was primarily due to the following:

•Net earnings increased $27 million, primarily due to higher operating income.
•Foreign currency translation adjustments for the three months ended March 31, 2026 resulted in a $21 million comprehensive loss, compared to a $19 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian dollar.

New orders during the three months ended March 31, 2026 increased $167 million, or 16%, from the prior year period to $1.2 billion, primarily due to an increase in orders for naval defense and commercial nuclear products in the Naval & Power segment. New orders also benefited from the timing of orders on naval and ground defense equipment in the Defense Electronics segment as well as an increase in orders for actuation products on aerospace defense equipment in the Aerospace & Industrial segment. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended
	March 31,
(In thousands)	2026	2025	% change
Sales	$254,919	$227,246	12%
Operating income	38,498	29,922	29%
Operating margin	15.1%	13.2%	190	bps
Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2026 vs. 2025
	Sales	Operating Income
Organic	10%	30%
Restructuring	—%	2%
Foreign currency	2%	(3%)
Total	12%	29%

Sales in the Aerospace & Industrial segment are primarily generated from the commercial aerospace and general industrial markets, and to a lesser extent the defense and power & process markets.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Sales during the three months ended March 31, 2026 increased $28 million, or 12%, to $255 million from the prior year period. In the commercial aerospace market, sales increased $13 million primarily due to higher OEM sales of actuation equipment, sensors products, and surface treatment services on narrowbody and widebody platforms. Sales in the aerospace defense market benefited from higher demand for sensors products, with sales increases in the ground defense market primarily due to higher sales of electromechanical actuation equipment. Sales in the general industrial market benefited primarily from higher sales of industrial vehicle products to off-highway vehicle platforms.

Operating income during the three months ended March 31, 2026 increased $9 million, or 29%, to $38 million from the prior year period, and operating margin increased 190 basis points to 15.1%, primarily due to favorable overhead absorption on higher sales.

New orders during the three months ended March 31, 2026 increased $40 million, or 16%, from the prior year period to $291 million, primarily due an increase in orders for actuation products on aerospace defense equipment as well as an increase in orders for industrial vehicle products within our commercial markets.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended
	March 31,
(In thousands)	2026	2025	% change
Sales	$256,288	$245,164	5%
Operating income	71,927	67,449	7%
Operating margin	28.1%	27.5%	60	bps

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2026 vs. 2025
	Sales	Operating Income
Organic	3%	8%
Foreign currency	2%	(1%)
Total	5%	7%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales during the three months ended March 31, 2026 increased $11 million, or 5%, to $256 million from the prior year period. Sales in the aerospace defense market benefited $13 million primarily due to higher demand for embedded computing and avionics equipment, partially offset by the timing of sales on various helicopter programs. Sales increases in the commercial aerospace market were primarily due to higher sales of aerospace instrumentation equipment to OEM customers. These increases were partially offset by lower sales in the naval defense market primarily due to the timing of embedded computing equipment sales supporting various domestic and international programs.

Operating income during the three months ended March 31, 2026 increased $4 million, or 7%, to $72 million, and operating margin increased 60 basis points from the prior year period to 28.1%, primarily due to favorable absorption on higher sales as well as favorable product mix. These increases were partially offset by higher investment in research and development.

New orders during the three months ended March 31, 2026 increased $42 million, or 18%, from the prior year period to $278 million, primarily due to the timing of orders on naval and ground defense equipment.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended
	March 31,
(In thousands)	2026	2025	% change
Sales	$402,480	$333,235	21%
Operating income	59,777	41,863	43%
Operating margin	14.9%	12.6%	230	bps

Components of sales and operating income increase (decrease):

	Three Months Ended
	March 31,
	2026 vs. 2025
	Sales	Operating Income
Organic	20%	43%
Foreign currency	1%	—%
Total	21%	43%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales during the three months ended March 31, 2026 increased $69 million, or 21%, to $402 million from the prior year period. In the naval defense market, sales increased $35 million primarily due to the timing of production on the Virginia-class and Columbia-class submarine programs, as well as higher sales of aftermarket fleet services. Sales in the power & process market increased $25 million primarily due to higher sales of commercial nuclear products supporting the maintenance of existing operating reactors and transition from development to the initial prototype stage on next-generation advanced reactors. In the aerospace defense market, sales increased $10 million primarily due to higher sales of arresting systems equipment supporting various international customers.

Operating income during the three months ended March 31, 2026 increased $18 million, or 43%, to $60 million, and operating margin increased 230 basis points from the prior year period to 14.9%, primarily due to favorable overhead absorption on higher sales as well as favorable product mix. These increases were partially offset by higher investment in research and development.

New orders during the three months ended March 31, 2026 increased $85 million, or 16%, from the prior year period to $616 million, primarily due to an increase in orders for naval defense and commercial nuclear products.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our operating results.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net Sales by End Market and Customer Type	Three Months Ended
	March 31,
(In thousands)	2026	2025	% change
Aerospace & Defense markets:
Aerospace Defense	$179,439	$151,722	18%
Ground Defense	101,407	97,237	4%
Naval Defense	250,081	221,086	13%
Commercial Aerospace	110,505	92,877	19%
Total Aerospace & Defense	$641,432	$562,922	14%

Commercial markets:
Power & Process	167,057	142,934	17%
General Industrial	105,198	99,789	5%
Total Commercial	$272,255	$242,723	12%

Total Curtiss-Wright	$913,687	$805,645	13%

Aerospace & Defense markets
Sales during the three months ended March 31, 2026 increased $79 million, or 14%, to $641 million, primarily due to higher sales across all markets. Sales in the aerospace defense market increased primarily due to higher sales of embedded computing and avionics equipment, arresting systems equipment supporting various international customers, and sensors products. The ground defense market benefited primarily from higher sales of electromechanical actuation equipment. Sales increases in the naval defense market were primarily due to the timing of production on the Virginia-class and Columbia-class submarine programs, as well as higher sales of aftermarket fleet services. In the commercial aerospace market, sales increased primarily due to higher OEM sales of actuation equipment, sensors products, and surface treatment services on narrowbody and widebody platforms as well as higher sales of aerospace instrumentation equipment to OEM customers.

Commercial markets
Sales during the three months ended March 31, 2026 increased $30 million, or 12%, to $272 million. In the power & process market, sales increased primarily due to higher sales of commercial nuclear products supporting the maintenance of existing operating reactors and transition from development to the initial prototype stage on next-generation advanced reactors. Sales in the general industrial market benefited primarily from higher sales of industrial vehicle products to off-highway vehicle platforms.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Cash Flows	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Cash provided by (used in):
Operating activities	$(5,655)	$(38,765)
Investing activities	(11,518)	(24,893)
Financing activities	(8,011)	(98,578)
Effect of exchange-rate changes on cash	(2,714)	3,653
Net decrease in cash and cash equivalents	$(27,898)	$(158,583)

Net cash used in operating activities decreased $33 million from the prior year period, primarily due to higher cash earnings and improved working capital in the current period.

Net cash used in investing activities decreased $13 million from the prior year period, primarily due to additional consideration paid in the prior year period pertaining to our I&C Solutions acquisition.

Net cash used in financing activities decreased $91 million from the prior year period, primarily due to the repayment of our 3.85% Senior Notes in February 2025. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.8% for both the three months ended March 31, 2026 and 2025. The Corporation’s average debt outstanding was $965 million and $1,021 million for the three months ended March 31, 2026 and 2025, respectively.

Credit Agreement

As of March 31, 2026, the Corporation had approximately $29 million in letters of credit supported by the credit facility. The unused credit available under the credit facility as of March 31, 2026 was $721 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

For the three months ended March 31, 2026, the Corporation repurchased approximately 22,000 shares of its common stock for $14 million. For the three months ended March 31, 2025, the Corporation repurchased approximately 42,000 shares of its common stock for $14 million.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
As of March 31, 2026, we had the ability to borrow additional debt of approximately $2.9 billion without violating our debt to capitalization covenant.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2025 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 12, 2026, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2026.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2025 Annual Report on Form 10-K filed with the SEC.

Item 4.                      CONTROLS AND PROCEDURES

As of March 31, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2026 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2026. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2025 Annual Report on Form 10-K filed with the SEC.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2026.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
January 1 - January 31	7,543	$629.58	7,543	$250,203,740
February 1 - February 28	6,692	$674.76	14,235	245,688,217
March 1 - March 31	7,630	$685.14	21,865	240,460,567
For the quarter ended March 31, 2026	21,865	$662.80	21,865	$240,460,567

In November 2025, the Corporation entered into two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan includes purchases in the total amount of $60 million executed equally over the course of calendar year 2026. This written trading plan took effect on January 2, 2026 and will cease on December 31, 2026. The second trading plan includes potential purchases in the total amount of $100 million. The Company cannot predict when or if it will purchase any additional shares of common stock as such plan includes a price limit where the Company would not buy shares under the Rule 10b5-1 plan. This written trading plan took effect on January 2, 2026 and will cease on December 31, 2026. The terms of the trading plans can be found in the Corporation's Form 8-K filed with the U.S. Securities and Exchange Commission on November 21, 2025.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the three months ended March 31, 2026.  Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Director” of our 2026 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2025 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name	Title	Action	Character of Trading Arrangement(1)	Adoption Date	Earliest Sale Date	Expiration Date(2)	Aggregate # of securities to be purchased or sold(3)
Lynn M. Bamford	Chair and Chief Executive Officer	Adoption	Rule 10b5-1 Trading Arrangement	March 10, 2026	(4)	September 10, 2026	Up to 5,000 shares to be sold
K. Christopher Farkas	Executive Vice President and Chief Financial Officer	Adoption	Rule 10b5-1 Trading Arrangement	March 12, 2026	(4)	January 29, 2027	(5)
Gary A. Ogilby	Senior Vice President and Corporate Controller	Adoption	Rule 10b5-1 Trading Arrangement	March 10, 2026	(4)	March 20, 2027	Up to 399 shares to be sold
John C. Watts	Executive Vice President and Chief Growth Officer	Adoption	Rule 10b5-1 Trading Arrangement	February 25, 2026	May 27, 2026	May 26, 2027	Up to 420 shares to be sold

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

4.Transactions under each Rule 10b5-1 Trading Arrangement commence no earlier after the later of (a) 91 days after adoption of the Rule 10b5-1 Trading Arrangement, and (2) the third business day following the public disclosure of the Company’s financial results on Form 10-Q for the period ended March 31, 2026.

5.The aggregate number of shares of common stock to be sold pursuant to Mr. Farkas's Rule 10b5-1 Trading Arrangement are up to 100% of the net after-tax shares received upon the vesting of 5,660 restricted stock units on December 15, 2026, pursuant to a Restricted Stock Unit Agreement between the Company and Mr. Farkas dated December 16, 2021.

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

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A12B/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015

10.1	Instrument of Amendment No. 18 to the Curtiss-Wright Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2015*			X

31.1	Certification of Lynn M. Bamford, Chair and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of K. Christopher Farkas, Executive Vice President and Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of Lynn M. Bamford, Chair and CEO, and K. Christopher Farkas, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

*	Indicates contract or compensatory plan or arrangement

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ K. Christopher Farkas

K. Christopher Farkas
Executive Vice President and Chief Financial Officer
Dated: May 7, 2026