Form 10-Q
period 2026-06-30
CURTISS WRIGHT CORP
filed 2026-08-06
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

or

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

Common Stock, par value $1.00 per share: 36,934,444 shares as of July 31, 2026.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net sales
Product sales	$777,167	$746,679	$1,548,186	$1,425,656
Service sales	146,841	129,897	289,509	256,565
Total net sales	924,008	876,576	1,837,695	1,682,221
Cost of sales
Cost of product sales	478,529	479,253	983,044	921,343
Cost of service sales	81,389	71,166	159,078	142,257
Total cost of sales	559,918	550,419	1,142,122	1,063,600
Gross profit	364,090	326,157	695,573	618,621
Research and development expenses	25,140	23,308	49,322	46,327
Selling expenses	46,012	41,764	90,558	81,689
General and administrative expenses	113,730	104,071	216,066	203,100
Restructuring expenses	517	707	1,427	1,993
Operating income	178,691	156,307	338,200	285,512
Interest expense	9,926	10,524	19,867	20,667
Other income, net	25,530	10,982	33,727	17,012
Earnings before income taxes	194,295	156,765	352,060	281,857
Provision for income taxes	(43,127)	(35,704)	(72,706)	(59,459)
Net earnings	$151,168	$121,061	$279,354	$222,398

Basic earnings per share	$4.09	$3.21	$7.57	$5.90
Diluted earnings per share	$4.07	$3.19	$7.53	$5.87

Dividends per share	$0.26	$0.24	$0.50	$0.45

Weighted-average shares outstanding:
Basic	36,939	37,692	36,914	37,682
Diluted	37,120	37,903	37,085	37,871
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net earnings	$151,168	$121,061	$279,354	$222,398
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$3,794	$56,760	$(16,982)	$75,844
Pension and postretirement adjustments, net of tax (1)	265	(590)	825	(736)
Other comprehensive income (loss), net of tax	4,059	56,170	(16,157)	75,108
Comprehensive income	$155,227	$177,231	$263,197	$297,506

(1) The tax benefit/(expense) included in foreign currency translation adjustments and pension and postretirement adjustments for the three and six months ended June 30, 2026 and June 30, 2025 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$477,149	$371,345
Receivables, net	997,350	932,344
Inventories, net	668,728	615,097
Other current assets	93,788	99,688
Total current assets	2,237,015	2,018,474
Property, plant, and equipment, net	386,462	382,200
Goodwill	1,686,728	1,692,490
Other intangible assets, net	501,027	532,381
Operating lease right-of-use assets, net	212,475	198,603
Prepaid pension asset	347,356	333,547
Other assets	84,603	63,597
Total assets	$5,455,666	$5,221,292
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$200,000	$200,000
Accounts payable	285,335	310,303
Accrued expenses	216,537	242,942
Deferred revenue	593,849	561,452
Other current liabilities	100,890	90,870
Total current liabilities	1,396,611	1,405,567
Long-term debt	757,387	757,884
Deferred tax liabilities, net	161,399	154,002
Accrued pension and other postretirement benefit costs	69,192	71,417
Long-term operating lease liability	191,594	178,466
Other liabilities	109,623	120,382
Total liabilities	2,685,806	2,687,718
Contingencies and commitments (Note 12)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 49,187,378 shares issued as of June 30, 2026 and December 31, 2025; outstanding shares were 36,931,138 as of June 30, 2026 and 36,859,333 as of December 31, 2025	49,187	49,187
Additional paid in capital	168,981	165,014
Retained earnings	4,571,562	4,310,680
Accumulated other comprehensive loss	(189,969)	(173,812)
Common treasury stock, at cost (12,256,240 shares as of June 30, 2026 and 12,328,045 shares as of December 31, 2025)	(1,829,901)	(1,817,495)
Total stockholders’ equity	2,769,860	2,533,574
Total liabilities and stockholders’ equity	$5,455,666	$5,221,292

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net earnings	$279,354	$222,398
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	56,735	62,128
Loss on sale/disposal of long-lived assets	64	336
Deferred income taxes	6,362	(1,240)
Share-based compensation	14,305	10,484
Non-cash restructuring charges	—	468
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(69,660)	(110,541)
Inventories, net	(56,430)	(57,614)
Accounts payable and accrued expenses	(37,387)	(40,083)
Deferred revenue	33,709	35,719
Pension and postretirement liabilities, net	(15,535)	(10,691)
Other current and long-term assets and liabilities	(35,989)	(13,544)
Net cash provided by operating activities	175,528	97,820
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	402	302
Additions to property, plant, and equipment	(41,283)	(35,154)
Grant proceeds for property, plant, and equipment	8,528	—
Proceeds from sale of equity securities	—	7,919
Additional consideration paid on prior year acquisitions	—	(9,619)
Net cash used for investing activities	(32,353)	(36,552)
Cash flows from financing activities:
Borrowings under revolving credit facilities	69,100	139,025
Payments of revolving credit facilities	(69,100)	(139,025)
Principal payments on debt	—	(90,000)
Repurchases of common stock	(29,225)	(35,075)
Proceeds from share-based compensation	6,481	5,981
Dividends paid	(8,868)	(7,923)
Other	—	(622)
Net cash used for financing activities	(31,612)	(127,639)
Effect of exchange-rate changes on cash	(5,759)	12,993
Net increase (decrease) in cash and cash equivalents	105,804	(53,378)
Cash and cash equivalents at beginning of period	371,345	385,042
Cash and cash equivalents at end of period	$477,149	$331,664
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the six months ended June 30, 2026
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2025	$49,187	$165,014	$4,310,680	$(173,812)	$(1,817,495)
Net earnings	—	—	279,354	—	—
Other comprehensive loss, net of tax	—	—	—	(16,157)	—
Dividends declared	—	—	(18,472)	—	—
Restricted stock	—	(13,681)	—	—	13,681
Employee stock purchase plan	—	4,457	—	—	2,024
Share-based compensation	—	14,241	—	—	64
Repurchase of common stock (1)	—	—	—	—	(29,225)
Other	—	(1,050)	—	—	1,050
June 30, 2026	$49,187	$168,981	$4,571,562	$(189,969)	$(1,829,901)

	For the three months ended June 30, 2026
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
March 31, 2026	$49,187	$162,326	$4,429,993	$(194,028)	$(1,815,633)
Net earnings	—	—	151,168	—	—
Other comprehensive income, net of tax	—	—	—	4,059	—
Dividends declared	—	—	(9,599)	—	—
Share-based compensation	—	7,113	—	—	7
Repurchase of common stock (1)	—	—	—	—	(14,733)
Other	—	(458)	—	—	458
June 30, 2026	$49,187	$168,981	$4,571,562	$(189,969)	$(1,829,901)

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

(1) For the three and six months ended June 30, 2026, the Corporation repurchased approximately 20,000 and 42,000 shares of its common stock, respectively. For the three and six months ended June 30, 2025, the Corporation repurchased approximately 60,000 and 102,000 shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and six months ended June 30, 2026 and 2025, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s 2025 Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of trends or of the operating results for a full year.

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Over-time	52%	51%	52%	52%
Point-in-time	48%	49%	48%	48%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $4.5 billion as of June 30, 2026, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Aerospace & Defense
Aerospace Defense	$176,007	$167,587	$355,446	$319,309
Ground Defense	90,135	97,542	191,542	194,779
Naval Defense	263,058	240,086	513,139	461,172
Commercial Aerospace	114,298	103,318	224,803	196,195
Total Aerospace & Defense	$643,498	$608,533	$1,284,930	$1,171,455

Commercial
Power & Process	$173,688	$163,473	$340,745	$306,407
General Industrial	106,822	104,570	212,020	204,359
Total Commercial	$280,510	$268,043	$552,765	$510,766

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total	$924,008	$876,576	$1,837,695	$1,682,221

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and six months ended June 30, 2026 included in the contract liabilities balance as of January 1, 2026 was approximately $107 million and $277 million, respectively. Revenue recognized during the three and six months ended June 30, 2025 included in the contract liabilities balance as of January 1, 2025 was approximately $95 million and $211 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

The composition of receivables is as follows:

(In thousands)	June 30, 2026	December 31, 2025
Billed receivables:
Trade and other receivables	$552,209	$526,320
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed, net of progress payments	452,380	412,410
Total Receivables	1,004,589	938,730
Less: Allowance for doubtful accounts	(7,239)	(6,386)
Receivables, net	$997,350	$932,344

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

The composition of inventories is as follows:

(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$305,555	$288,353
Work-in-process	162,892	130,522
Finished goods	150,643	146,666
Inventoried costs related to U.S. Government and other long-term contracts, net of progress payments	49,638	49,556
Inventories, net	$668,728	$615,097

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2026 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2025	$328,165	$714,602	$649,723	$1,692,490
Foreign currency translation adjustment	(1,049)	(1,625)	(3,088)	(5,762)
June 30, 2026	$327,116	$712,977	$646,635	$1,686,728

6.           OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets:

	June 30, 2026			December 31, 2025
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$331,239	$(230,943)	$100,296	$334,997	$(226,674)	$108,323
Customer related intangibles	745,376	(434,708)	310,668	748,758	(419,577)	329,181
Programs (1)	144,000	(59,400)	84,600	144,000	(55,800)	88,200
Other intangible assets	54,623	(49,160)	5,463	55,893	(49,216)	6,677
Total	$1,275,238	$(774,211)	$501,027	$1,283,648	$(751,267)	$532,381

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the six months ended June 30, 2026 was $30 million, as compared to $36 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2026	$60
2027	$56
2028	$51
2029	$50
2030	$49

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of June 30, 2026. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.24% Senior notes due 2026	$200,000	$199,485	$200,000	$199,556
4.05% Senior notes due 2028	67,500	66,326	67,500	66,769
4.11% Senior notes due 2028	90,000	87,815	90,000	88,712
3.10% Senior notes due 2030	150,000	137,373	150,000	138,721
3.20% Senior notes due 2032	150,000	131,647	150,000	132,996
4.49% Senior notes due 2032	200,000	188,320	200,000	191,143
4.64% Senior notes due 2034	100,000	92,764	100,000	94,153
Total debt	$957,500	$903,730	$957,500	$912,050
Debt issuance costs, net	(1,025)	(1,025)	(1,125)	(1,125)
Unamortized interest rate swap proceeds	912	912	1,509	1,509
Total debt, net	$957,387	$903,617	$957,884	$912,434

Revolving Credit Agreement

In May 2026, the Corporation terminated its existing credit agreement, which was set to expire in May 2027, and entered into a new credit agreement (“Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement, which is set to expire in May 2031, increases the size of the Corporation’s revolving credit facility to $1 billion, and expands the accordion feature to $500 million. The proceeds available under the Credit Agreement are to be used for general corporate purposes, which may include the funding of possible future acquisitions or supporting internal growth initiatives. The new agreement provides for similar financial and debt covenants that are no more restrictive than those in the prior agreement.

8.           PENSION PLANS

Defined Benefit Pension Plans

The following table is a consolidated disclosure of all domestic and foreign defined benefit pension plans as described in the Corporation’s 2025 Annual Report on Form 10-K filed with the SEC.

The components of net periodic pension cost/(benefit) for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Service cost	$3,565	$3,776	$7,131	$7,524
Interest cost	8,458	8,999	16,917	17,958
Expected return on plan assets	(16,978)	(17,746)	(33,962)	(35,419)
Amortization of prior service cost	(25)	(9)	(50)	(17)
Amortization of unrecognized actuarial loss	466	252	933	498
Net periodic pension benefit	$(4,514)	$(4,728)	$(9,031)	$(9,456)

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the six months ended June 30, 2026, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2026.

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and six

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

months ended June 30, 2026, the expense relating to the plan was $8 million and $18 million, respectively. During the three and six months ended June 30, 2025, the expense relating to the plan was $8 million and $16 million, respectively.

9.           EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Basic weighted-average shares outstanding	36,939	37,692	36,914	37,682
Dilutive effect of deferred stock compensation	181	211	171	189
Diluted weighted-average shares outstanding	37,120	37,903	37,085	37,871

There were no anti-dilutive shares for the three months ended June 30, 2026. For the six months ended June 30, 2026, there were approximately 15,000 shares issuable under equity-based awards that were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. There were approximately 16,000 and 8,000 anti-dilutive equity-based awards for the three and six months ended June 30, 2025, respectively.

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
Operating results by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net sales
Aerospace & Industrial	$268,075	$239,314	$523,024	$466,754
Defense Electronics	246,811	254,158	504,275	499,877
Naval & Power	410,371	384,585	812,955	717,941
Less: Intersegment revenues	(1,249)	(1,481)	(2,559)	(2,351)
Total net sales	$924,008	$876,576	$1,837,695	$1,682,221

Cost of sales
Aerospace & Industrial	$165,082	$152,022	$334,297	$299,784
Defense Electronics	119,686	132,371	246,575	257,084
Naval & Power	271,836	262,012	547,803	494,771
Total cost of sales	$556,604	$546,405	$1,128,675	$1,051,639

Research and development expenses
Aerospace & Industrial	$7,147	$6,224	$13,977	$13,021
Defense Electronics	14,411	13,205	28,150	26,207
Naval & Power	3,403	3,546	6,469	6,411
Total research and development expenses	$24,961	$22,975	$48,596	$45,639

Selling expenses

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aerospace & Industrial	$7,394	$7,112	$14,394	$14,314
Defense Electronics	18,439	15,904	35,616	30,934
Naval & Power	19,294	17,987	38,664	34,810
Total selling expenses	$45,127	$41,003	$88,674	$80,058

General and administrative expenses
Aerospace & Industrial	$39,049	$34,368	$71,752	$68,872
Defense Electronics	25,477	24,826	53,113	50,351
Naval & Power	44,731	40,563	89,024	79,609
Total general and administrative expenses	$109,257	$99,757	$213,889	$198,832

Other segment items(2)
Aerospace & Industrial	$399	$582	$1,102	$1,835
Defense Electronics	30	19	126	19
Naval & Power	88	61	199	61
Total other segment items	$517	$662	$1,427	$1,915

Operating income
Aerospace & Industrial	$49,004	$39,006	$87,502	$68,928
Defense Electronics	68,768	67,833	140,695	135,282
Naval & Power	71,019	60,416	130,796	102,279
Total Segment	188,791	167,255	358,993	306,489
Corporate and Eliminations (1)	(10,100)	(10,948)	(20,793)	(20,977)
Total consolidated	$178,691	$156,307	$338,200	$285,512

Depreciation and amortization expense
Aerospace & Industrial	$8,042	$7,960	$16,041	$15,632
Defense Electronics	7,686	7,662	15,416	15,208
Naval & Power	11,852	14,981	23,694	29,843
Corporate	790	704	1,584	1,445
Total Consolidated	$28,370	$31,307	$56,735	$62,128

Capital expenditures(3)
Aerospace & Industrial	$5,962	$9,434	$12,918	$15,683
Defense Electronics	1,370	2,410	3,261	5,927
Naval & Power	11,177	6,032	13,984	11,533
Corporate	2,414	1,505	2,592	2,011
Total Consolidated	$20,923	$19,381	$32,755	$35,154
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.
(2) Other segment items includes restructuring expenses associated with the 2026 Restructuring Program in the current period and 2024 Restructuring Program in the prior period.
(3) Amount is net of grant proceeds for property, plant, and equipment. Refer to the Condensed Consolidated Statements of Cash Flows for more information.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Earnings before taxes:	2026	2025	2026	2025
Total reportable segment operating income	$188,791	$167,255	$358,993	$306,489
Corporate and Eliminations	(10,100)	(10,948)	(20,793)	(20,977)
Interest expense	9,926	10,524	19,867	20,667
Other income, net	25,530	10,982	33,727	17,012
Earnings before income taxes	$194,295	$156,765	$352,060	$281,857

(In thousands)	June 30, 2026	December 31, 2025
Segment assets
Aerospace & Industrial	$1,178,891	$1,118,986
Defense Electronics	1,534,426	1,557,858
Naval & Power	2,053,022	2,018,076
Corporate and Other	689,327	526,372
Total consolidated	$5,455,666	$5,221,292

11.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2024	$(167,193)	$(76,032)	$(243,225)
Other comprehensive income (loss) before reclassifications (1)	68,064	4,141	72,205
Amounts reclassified from accumulated other comprehensive income (1)	—	(2,792)	(2,792)
Net current period other comprehensive income	68,064	1,349	69,413
December 31, 2025	$(99,129)	$(74,683)	$(173,812)
Other comprehensive income (loss) before reclassifications (1)	(16,982)	1,503	(15,479)
Amounts reclassified from accumulated other comprehensive income (1)	—	(678)	(678)
Net current period other comprehensive income (loss)	(16,982)	825	(16,157)
June 30, 2026	$(116,111)	$(73,858)	$(189,969)
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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of June 30, 2026 and December 31, 2025, there were $27 million and $25 million of stand-by letters of credit outstanding, respectively, and $19 million and $12 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $40 million surety bond.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and six month periods ended June 30, 2026. The financial information as of June 30, 2026 should be read in conjunction with the financial statements for the year ended December 31, 2025 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Sales
Aerospace & Industrial	$267,765	$239,138	12%	$522,684	$466,384	12%
Defense Electronics	245,987	253,011	(3%)	502,275	498,175	1%
Naval & Power	410,256	384,427	7%	812,736	717,662	13%
Total sales	$924,008	$876,576	5%	$1,837,695	$1,682,221	9%

Operating income
Aerospace & Industrial	$49,004	$39,006	26%	$87,502	$68,928	27%
Defense Electronics	68,768	67,833	1%	140,695	135,282	4%
Naval & Power	71,019	60,416	18%	130,796	102,279	28%
Corporate and other	(10,100)	(10,948)	8%	(20,793)	(20,977)	1%
Total operating income	$178,691	$156,307	14%	$338,200	$285,512	18%

Interest expense	9,926	10,524	6%	19,867	20,667	4%
Other income, net	25,530	10,982	132%	33,727	17,012	98%

Earnings before income taxes	194,295	156,765	24%	352,060	281,857	25%
Provision for income taxes	(43,127)	(35,704)	(21%)	(72,706)	(59,459)	(22%)
Net earnings	$151,168	$121,061	25%	$279,354	$222,398	26%

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026 vs. 2025		2026 vs. 2025
	Sales	Operating Income	Sales	Operating Income
Organic	5%	15%	9%	19%
Restructuring	—%	—%	—%	—%
Foreign currency	—%	(1%)	—%	(1%)
Total	5%	14%	9%	18%

Sales in the second quarter increased $47 million, or 5%, to $924 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial and Naval & Power segments increased $28 million and $26 million, respectively, while sales from the Defense Electronics segment decreased $7 million.

Sales during the six months ended June 30, 2026 increased $155 million, or 9%, to $1,838 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $56 million, $4 million, and $95 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the second quarter increased $22 million, or 14%, to $179 million, and operating margin increased 150 basis points to 19.3% compared with the same period in 2025, due to increases across all segments. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
higher sales, favorable product mix, as well as the benefits of the Company's restructuring initiatives. Operating income and operating margin in the Defense Electronics segment increased primarily due to favorable product mix and the benefits from our cost containment initiatives. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales.

Operating income during the six months ended June 30, 2026 increased $53 million, or 18%, to $338 million, and operating margin increased 140 basis points to 18.4%, compared with the same period in 2025, due to increases across all segments. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, favorable product mix, as well as the benefits of the Company's restructuring initiatives. Operating income and operating margin in the Defense Electronics segment increased primarily due to favorable product mix and the benefits from our cost containment initiatives. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales.

Non-segment operating expense in the second quarter decreased $1 million, or 8%, to $10 million, primarily due to lower corporate costs. Non-segment operating expense of $21 million during the six months ended June 30, 2026 was essentially flat against the comparable prior year period.

Interest expense in the second quarter and six months ended June 30, 2026 decreased $1 million, or 6% to $10 million and $1 million, or 4%, to $20 million, respectively, primarily due to lower borrowings under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”).

Other income, net in the second quarter and six months ended June 30, 2026 increased $15 million, or 132%, to $26 million and $17 million, or 98%, to $34 million, respectively, primarily due to an unrealized gain recognized during the current period on equity securities held for investment purposes.

The effective tax rate of 22.2% in the second quarter decreased compared to an effective tax rate of 22.8% in the prior year period, primarily due to lower withholding taxes on foreign undistributed earnings. The effective tax rate of 20.7% for the six months ended June 30, 2026 decreased as compared to an effective tax rate of 21.1% in the prior year period, primarily due to increased tax benefits associated with stock-based compensation.

Comprehensive income in the second quarter was $155 million, compared to comprehensive income of $177 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the second quarter resulted in a $4 million comprehensive gain, compared to a $57 million comprehensive gain in the prior year period. The comprehensive gain during the current period was primarily attributed to increases in the British Pound and Canadian dollar.
•Net earnings increased $30 million, primarily due to higher operating income as well as higher other income, net, from an unrealized gain recognized during the current period on equity securities held for investment purposes.

Comprehensive income during the six months ended June 30, 2026 was $263 million, compared to comprehensive income of $298 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments for the six months ended June 30, 2026 resulted in a $17 million comprehensive loss, compared to a $76 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian dollar.
•Net earnings increased $57 million, primarily due to higher operating income as well as higher other income, net, from an unrealized gain recognized during the current period on equity securities held for investment purposes.

New orders in the second quarter increased $76 million from the comparable prior year period, primarily due to strong demand for ground defense equipment in the Defense Electronics segment as well as an increase in orders for actuation products on ground defense and commercial aerospace equipment in the Aerospace & Industrial segment. These increases were partially offset by the timing of naval defense orders in the Naval & Power segment.

New orders during the six months ended June 30, 2026 increased $243 million from the comparable prior year period, primarily due to strong demand for ground and naval defense orders in the Defense Electronics segment. New orders also benefited from

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
increased demand for actuation products on aerospace defense and ground defense equipment and industrial vehicle products within our commercial markets in the Aerospace & Industrial segment. These increases were partially offset by the timing of naval defense orders in the Naval & Power segment. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Sales	$267,765	$239,138	12%	$522,684	$466,384	12%
Operating income	49,004	39,006	26%	87,502	68,928	27%
Operating margin	18.3%	16.3%	200 bps	16.7%	14.8%	190 bps

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026 vs. 2025		2026 vs. 2025
	Sales	Operating Income	Sales	Operating Income
Organic	12%	27%	11%	28%
Restructuring	—%	—%	—%	1%
Foreign currency	—%	(1%)	1%	(2%)
Total	12%	26%	12%	27%

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and aerospace & defense markets, and, to a lesser extent, the power & process markets.

Sales in the second quarter increased $28 million, or 12%, to $268 million from the prior year period. In the commercial aerospace market, sales increased $12 million primarily due to higher OEM sales of actuation equipment, sensors products, and surface treatment services on narrowbody and widebody platforms. Sales in the aerospace defense market primarily benefited from higher demand for sensors products and actuation equipment supporting various domestic and international fighter jet programs. Sales in the general industrial market primarily benefited from higher sales of industrial vehicle products to off-highway vehicle platforms.

Sales during the six months ended June 30, 2026 increased $56 million, or 12%, to $523 million from the prior year period. In the commercial aerospace market, sales increased $25 million primarily due to higher OEM sales of actuation equipment, sensors products, and surface treatment services on narrowbody and widebody platforms. Sales in the aerospace defense market benefited $10 million from higher demand for sensors products and actuation equipment supporting various international fighter jet programs. In both the ground and naval defense markets, sales increased primarily due to higher demand for electromechanical actuation equipment. Sales in the general industrial market benefited $10 million primarily from higher sales of industrial vehicle products to off-highway vehicle platforms.

Operating income in the second quarter increased $10 million, or 26%, to $49 million from the comparable prior year period, and operating margin increased 200 basis points to 18.3%, primarily due to favorable overhead absorption on higher sales, favorable product mix, as well as the benefits of the Company's restructuring initiatives. These increases were partially offset by higher investment in research and development.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income during the six months ended June 30, 2026 increased $19 million, or 27%, to $88 million from the prior year period, and operating margin increased 190 basis points to 16.7%, primarily due to favorable overhead absorption on higher sales, favorable product mix, as well as the benefits of the Company's restructuring initiatives. These increases were partially offset by unfavorable foreign currency translation and higher investment in research and development.

New orders in the second quarter increased $61 million primarily due to an increase in orders for actuation products on ground defense and commercial aerospace equipment, as well as an increase in orders for industrial vehicle products within our commercial markets.

New orders during the six months ended June 30, 2026 increased $100 million primarily due to an increase in orders for actuation products on aerospace defense and ground defense equipment, as well as an increase in orders for industrial vehicle products within our commercial markets.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Sales	$245,987	$253,011	(3%)	$502,275	$498,175	1%
Operating income	68,768	67,833	1%	140,695	135,282	4%
Operating margin	28.0%	26.8%	120 bps	28.0%	27.2%	80 bps

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026 vs. 2025		2026 vs. 2025
	Sales	Operating Income	Sales	Operating Income
Organic	(3%)	1%	1%	4%
Restructuring	—%	—%	—%	—%
Foreign Currency	—%	—%	—%	—%
Total	(3%)	1%	1%	4%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the second quarter decreased $7 million, or 3%, to $246 million from the prior year period, primarily due to the timing of tactical communications equipment sales in the ground defense market. This decrease was partially offset by higher demand for embedded computing equipment on various domestic fighter jet and unmanned aerial vehicle (UAV) programs in the aerospace defense market.

Sales during the six months ended June 30, 2026 increased $4 million, or 1%, to $502 million from the prior year period. Sales in the aerospace defense market benefited $17 million primarily due to higher demand for embedded computing and avionics equipment on various domestic fighter jet and UAV programs, partially offset by the timing of sales on various helicopter programs. In the ground defense market, sales decreased $11 million primarily due to the timing of tactical communications equipment sales. Lower sales in the naval defense market were primarily due to the timing of embedded computing equipment sales supporting various domestic and international programs.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Operating income in the second quarter increased $1 million, or 1%, to $69 million compared to the prior year period, and operating margin increased 120 basis points from the prior year period to 28.0%, primarily due to favorable product mix and the benefits from our cost containment initiatives. These increases were partially offset by higher investment in research and development.

Operating income during the six months ended June 30, 2026 increased $5 million, or 4%, to $141 million, and operating margin increased 80 basis points from the prior year period to 28.0%, primarily due to favorable product mix and the benefits from our cost containment initiatives. These increases were partially offset by higher investment in research and development.

New orders in the second quarter increased $108 million primarily due to strong demand for ground defense equipment, including turret technologies and tactical communications products.

New orders during the six months ended June 30, 2026 increased $151 million primarily due to the timing of orders on ground and naval defense equipment.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Sales	$410,256	$384,427	7%	$812,736	$717,662	13%
Operating income	71,019	60,416	18%	130,796	102,279	28%
Operating margin	17.3%	15.7%	160 bps	16.1%	14.3%	180 bps

Components of sales and operating income increase (decrease):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026 vs. 2025		2026 vs. 2025
	Sales	Operating Income	Sales	Operating Income
Organic	7%	18%	13%	28%
Restructuring	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	7%	18%	13%	28%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales in the second quarter increased $26 million, or 7%, to $410 million from the prior year period. In the naval defense market, sales increased $16 million primarily due to the timing of production on the Virginia-class submarine program as well as higher aftermarket sales supporting naval shipyards. Sales in the power & process market increased $10 million primarily due to higher sales of commercial nuclear products supporting next-generation advanced reactors as well as higher government nuclear sales.

Sales during the six months ended June 30, 2026 increased $95 million, or 13%, to $813 million from the prior year period. In the naval defense market, sales increased $51 million primarily due to the timing of production on the Virginia-class submarine program as well as higher aftermarket sales supporting naval shipyards. Sales in the power & process market increased $35 million primarily due to higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors,

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
higher sales supporting next-generation advanced reactors, as well as higher government nuclear sales. In the aerospace defense market, sales increased $10 million primarily due to higher sales of arresting systems equipment supporting various international customers.

Operating income in the second quarter increased $11 million, or 18%, to $71 million, and operating margin increased 160 basis points from the prior year period to 17.3%, primarily due to favorable overhead absorption on higher sales.

Operating income during the six months ended June 30, 2026 increased $29 million, or 28%, to $131 million, and operating margin increased 180 basis points from the prior year period to 16.1%, primarily due to favorable overhead absorption on higher sales. These increases were partially offset by higher investment in research and development.

New orders in the second quarter decreased $93 million primarily due to the timing of naval defense orders.

New orders during the six months ended June 30, 2026 decreased $8 million primarily due to the timing of naval defense orders. This decrease was partially offset by an increase in orders for commercial nuclear and process products.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Aerospace & Defense markets:
Aerospace Defense	$176,007	$167,587	5%	$355,446	$319,309	11%
Ground Defense	90,135	97,542	(8%)	191,542	194,779	(2%)
Naval Defense	263,058	240,086	10%	513,139	461,172	11%
Commercial Aerospace	114,298	103,318	11%	224,803	196,195	15%
Total Aerospace & Defense	$643,498	$608,533	6%	$1,284,930	$1,171,455	10%

Commercial markets:
Power & Process	$173,688	$163,473	6%	$340,745	$306,407	11%
General Industrial	106,822	104,570	2%	212,020	204,359	4%
Total Commercial	$280,510	$268,043	5%	$552,765	$510,766	8%

Total Curtiss-Wright	$924,008	$876,576	5%	$1,837,695	$1,682,221	9%

Aerospace & Defense markets
Sales in the second quarter increased $35 million, or 6%, to $643 million against the comparable prior year period. Sales in the aerospace defense market increased primarily due to higher demand for sensors products and actuation equipment supporting various domestic and international fighter jet programs as well as higher demand for embedded computing equipment on various domestic fighter jet and UAV programs. Sales increases in the naval defense market were primarily due to the timing of production on the Virginia-class submarine program as well as higher aftermarket sales supporting naval shipyards. In the commercial aerospace market, sales increased primarily due to higher OEM sales of actuation equipment, sensors products, and surface treatment services on narrowbody and widebody platforms. These market increases were partially offset by lower sales in the ground defense market due to the timing of tactical communications equipment sales.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
Sales during the six months ended June 30, 2026 increased $113 million, or 10%, to $1,285 million. Sales in the aerospace defense market increased primarily due to higher demand for sensors products and actuation equipment supporting various international fighter jet programs, higher demand for embedded computing and avionics equipment on various domestic fighter jet and UAV programs, as well as higher sales of arresting systems equipment supporting various international customers. These increases were partially offset by the timing of sales on various helicopter programs. Sales increases in the naval defense market were primarily due to the timing of production on the Virginia-class submarine program, higher aftermarket sales supporting naval shipyards, as well as higher demand for electromechanical actuation equipment. In the commercial aerospace market, sales increased primarily due to higher OEM sales of actuation equipment, sensors products, and surface treatment services on narrowbody and widebody platforms. These market increases were partially offset by lower sales in the ground defense market due to the timing of tactical communications equipment sales.

Commercial markets
Sales in the second quarter increased $12 million, or 5%, to $281 million. In the power & process market, sales increased primarily due to higher sales of commercial nuclear products supporting next-generation advanced reactors as well as higher government nuclear sales. Sales in the general industrial market benefited primarily from higher sales of industrial vehicle products to off-highway vehicle platforms.

Sales during the six months ended June 30, 2026 increased $42 million, or 8%, to $553 million. Sales in the power & process market increased primarily due to higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors, higher sales supporting next-generation advanced reactors, as well as higher government nuclear sales. Sales in the general industrial market benefited primarily from higher sales of industrial vehicle products to off-highway vehicle platforms.

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

Condensed Consolidated Statements of Cash Flows	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025
Cash provided by (used for):
Operating activities	$175,528	$97,820
Investing activities	(32,353)	(36,552)
Financing activities	(31,612)	(127,639)
Effect of exchange-rate changes on cash	(5,759)	12,993
Net increase (decrease) in cash and cash equivalents	$105,804	$(53,378)

Net cash provided by operating activities increased $78 million from the prior year period, primarily due to higher cash earnings and improved working capital in the current period.

Net cash used for investing activities decreased $4 million from the prior year period, primarily due to lower capital expenditures during the current period.

Net cash used for financing activities decreased $96 million from the prior year period, primarily due to the repayment of our 3.85% Senior Notes in February 2025. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued
The Corporation’s debt outstanding had an average interest rate of 3.8% for both the three and six months ended June 30, 2026, respectively, and 3.8% for both the three and six months ended June 30, 2025, respectively. The Corporation’s average debt outstanding was $958 million and $961 million for the three and six months ended June 30, 2026, respectively, and $960 million and $990 million for the three and six months ended June 30, 2025, respectively.

Credit Agreement

As of June 30, 2026, the Corporation had approximately $27 million in letters of credit supported by the credit facility. The unused credit available under the credit facility as of June 30, 2026 was $973 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

For the six months ended June 30, 2026, the Corporation repurchased approximately 42,000 shares of its common stock for $29 million. For the six months ended June 30, 2025, the Corporation repurchased approximately 102,000 shares of its common stock for $35 million.

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

Dividends

The Corporation made dividend payments of $9 million and $8 million during the six months ended June 30, 2026 and June 30, 2025, respectively. Additionally, beginning in the second quarter of 2026, the Corporation increased its quarterly dividend to $0.26 per share.

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

As of June 30, 2026, we had the ability to borrow additional debt of $3.1 billion without violating our debt to capitalization covenant.

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

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2026.  Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2025 Annual Report on Form 10-K.

Item 4.        CONTROLS AND PROCEDURES

As of June 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2026 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     RISK FACTORS

There have been no material changes in our Risk Factors during the six months ended June 30, 2026. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2025 Annual Report on Form 10-K.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2026.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
April 1 - April 30	6,952	$717.75	28,817	$235,470,777
May 1 - May 31	6,510	$730.26	35,327	230,716,797
June 1 - June 30	6,643	$750.99	41,970	225,727,957
For the quarter ended June 30, 2026	20,105	$732.78	41,970	$225,727,957

In November 2025, the Corporation entered into two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan includes purchases in the total amount of $60 million executed equally over the course of calendar year 2026. This written trading plan took effect on January 2, 2026 and will cease on December 31, 2026. The second trading plan includes potential purchases totaling $100 million. The Company cannot predict when or if it will purchase any additional shares of common stock as such plan includes a price limit where the Company would not buy shares under the Rule 10b5-1 plan. This written trading plan took effect on January 2, 2026 and will cease on December 31, 2026. The terms of the trading plans can be found in the Corporation's Form 8-K filed with the U.S. Securities and Exchange Commission on November 21, 2025.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the six months ended June 30, 2026. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2026 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2025 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name	Title	Action	Character of Trading Arrangement(1)	Adoption Date	Earliest Sale Date	Expiration Date(2)	Aggregate # of securities to be purchased or sold(3)
Gary A. Ogilby	Senior Vice President and Corporate Controller	Adoption	Rule 10b5-1 Trading Arrangement	May 28, 2026	(4)	March 23, 2027	(5)

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

4.Transactions under the Rule 10b5-1 Trading Arrangement commences no earlier after the later of (a) 91 days after adoption of the Rule 10b5-1 Trading Arrangement, and (2) the third business day following the public disclosure of the Company’s financial results on Form 10-Q for the period ended June 30, 2026.

5.The aggregate number of shares of common stock to be sold pursuant to Mr. Ogilby's Rule 10b5-1 Trading Arrangement includes: (a) 50% of the net after-tax shares received upon the vesting of 3,773 restricted stock units on December 15, 2026, pursuant to a Restricted Stock Unit Agreement between the Company and Mr. Ogilby dated December 16, 2021, (b) 100% of the net after-tax shares received upon the vesting of 295 time-based restricted stock units on March 14, 2027, and (c) up to 100% of the net after-tax shares of common stock received upon the vesting of 392 performance-based restricted stock units (PSUs), which were granted March 18, 2024. The number of PSUs granted is at target and the number of shares that will be earned will depend on Company total shareholder return relative to its peer group for the 2024 – 2026 performance period. PSUs may be earned up to 200% of grant. PSUs will be earned as common stock in early 2027.

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
Dated: August 6, 2026