Form 10-Q
period 2026-09-30
CURTISS WRIGHT CORP
filed 2026-11-05
CIK 26324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

or

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

Common Stock, par value $1.00 per share: 36,272,260 shares as of October 31, 2026.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net sales
Product sales	$817,793	$739,094	$2,365,979	$2,164,750
Service sales	134,797	130,076	424,306	386,641
Total net sales	952,590	869,170	2,790,285	2,551,391
Cost of sales
Cost of product sales	510,811	470,677	1,493,855	1,392,020
Cost of service sales	70,140	71,023	229,218	213,280
Total cost of sales	580,951	541,700	1,723,073	1,605,300
Gross profit	371,639	327,470	1,067,212	946,091
Research and development expenses	24,113	23,407	73,435	69,734
Selling expenses	48,603	40,559	139,161	122,248
General and administrative expenses	109,637	96,449	325,703	299,549
Restructuring expenses	1,364	804	2,791	2,797
Operating income	187,922	166,251	526,122	451,763
Interest expense	10,319	10,484	30,186	31,151
Other income, net	338	5,386	34,065	22,398
Earnings before income taxes	177,941	161,153	530,001	443,010
Provision for income taxes	(39,054)	(36,321)	(111,760)	(95,780)
Net earnings	$138,887	$124,832	$418,241	$347,230

Basic earnings per share	$3.79	$3.34	$11.36	$9.24
Diluted earnings per share	$3.77	$3.31	$11.31	$9.19

Dividends per share	0.26	0.24	0.76	0.69

Weighted-average shares outstanding:
Basic	36,688	37,430	36,822	37,582
Diluted	36,850	37,663	36,990	37,786
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net earnings	$138,887	$124,832	$418,241	$347,230
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax (1)	$(3,283)	$(13,975)	$(20,265)	$61,869
Pension and postretirement adjustments, net of tax (1)	2,672	(3,836)	3,497	(4,572)
Other comprehensive income (loss), net of tax	(611)	(17,811)	(16,768)	57,297
Comprehensive income	$138,276	$107,021	$401,473	$404,527

(1) The tax benefit/(expense) included in foreign currency translation adjustments and pension and postretirement adjustments for the three and nine months ended September 30, 2026 and September 30, 2025 was immaterial.

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$281,113	$371,345
Receivables, net	1,049,133	932,344
Inventories, net	715,849	615,097
Other current assets	119,703	99,688
Total current assets	2,165,798	2,018,474
Property, plant, and equipment, net	397,587	382,200
Goodwill	1,685,782	1,692,490
Other intangible assets, net	485,773	532,381
Operating lease right-of-use assets, net	207,687	198,603
Prepaid pension asset	353,863	333,547
Other assets	75,690	63,597
Total assets	$5,372,180	$5,221,292
Liabilities
Current liabilities:
Current portion of long-term and short-term debt	$200,000	$200,000
Accounts payable	303,528	310,303
Accrued expenses	267,616	242,942
Deferred revenue	643,502	561,452
Other current liabilities	106,078	90,870
Total current liabilities	1,520,724	1,405,567
Long-term debt	757,139	757,884
Deferred tax liabilities, net	163,467	154,002
Accrued pension and other postretirement benefit costs	67,350	71,417
Long-term operating lease liability	187,163	178,466
Other liabilities	116,787	120,382
Total liabilities	2,812,630	2,687,718
Contingencies and commitments (Note 12)
Stockholders’ equity
Common stock, $1 par value, 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 49,187,378 shares issued as of September 30, 2026 and December 31, 2025; outstanding shares were 36,408,149 as of September 30, 2026 and 36,859,333 as of December 31, 2025	49,187	49,187
Additional paid in capital	183,104	165,014
Retained earnings	4,700,977	4,310,680
Accumulated other comprehensive loss	(190,580)	(173,812)
Common treasury stock, at cost (12,779,229 shares as of September 30, 2026 and 12,328,045 shares as of December 31, 2025)	(2,183,138)	(1,817,495)
Total stockholders’ equity	2,559,550	2,533,574
Total liabilities and stockholders’ equity	$5,372,180	$5,221,292

See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net earnings	$418,241	$347,230
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	85,150	93,319
Loss/(gain) on sale/disposal of long-lived assets	(84)	356
Deferred income taxes	8,915	5,538
Share-based compensation	24,123	16,610
Non-cash restructuring charges	—	468
Change in operating assets and liabilities, net of businesses acquired:
Receivables, net	(122,200)	(128,774)
Inventories, net	(103,885)	(86,139)
Accounts payable and accrued expenses	22,336	28,480
Deferred revenue	83,662	40,119
Pension and postretirement liabilities, net	(21,342)	(14,433)
Other current and long-term assets and liabilities	(38,974)	(12,116)
Net cash provided by operating activities	355,942	290,658
Cash flows from investing activities:
Proceeds from sale/disposal of long-lived assets	892	424
Additions to property, plant, and equipment	(81,310)	(52,054)
Grant proceeds for property, plant, and equipment	25,508	—
Proceeds from sale of equity securities	—	7,919
Additional consideration paid on prior year acquisitions	—	(9,619)
Net cash used for investing activities	(54,910)	(53,330)
Cash flows from financing activities:
Borrowings under revolving credit facilities	133,600	271,354
Payments of revolving credit facilities	(133,600)	(260,854)
Principal payments on debt	—	(90,000)
Repurchases of common stock	(381,672)	(325,112)
Proceeds from share-based compensation	13,056	12,538
Dividends paid	(18,471)	(16,967)
Other	—	(940)
Net cash used for financing activities	(387,087)	(409,981)
Effect of exchange-rate changes on cash	(4,177)	13,038
Net decrease in cash and cash equivalents	(90,232)	(159,615)
Cash and cash equivalents at beginning of period	371,345	385,042
Cash and cash equivalents at end of period	$281,113	$225,427
See notes to condensed consolidated financial statements

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2026
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2025	$49,187	$165,014	$4,310,680	$(173,812)	$(1,817,495)
Net earnings	—	—	418,241	—	—
Other comprehensive loss, net of tax	—	—	—	(16,768)	—
Dividends declared	—	—	(27,944)	—	—
Restricted stock	—	(14,401)	—	—	14,401
Employee stock purchase plan	—	9,482	—	—	3,573
Share-based compensation	—	24,059	—	—	64
Repurchase of common stock (1)	—	—	—	—	(384,731)
Other	—	(1,050)	—	—	1,050
September 30, 2026	$49,187	$183,104	$4,700,977	$(190,580)	$(2,183,138)

	For the three months ended September 30, 2026
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2026	$49,187	$168,981	$4,571,562	$(189,969)	$(1,829,901)
Net earnings	—	—	138,887	—	—
Other comprehensive loss, net of tax	—	—	—	(611)	—
Dividends declared	—	—	(9,472)	—	—
Restricted stock	—	(720)	—	—	720
Employee stock purchase plan	—	5,025	—	—	1,549
Share-based compensation	—	9,818	—	—	—
Repurchase of common stock (1)	—	—	—	—	(355,506)
September 30, 2026	$49,187	$183,104	$4,700,977	$(190,580)	$(2,183,138)

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	For the nine months ended September 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
December 31, 2024	$49,187	$147,940	$3,861,073	$(243,225)	$(1,365,176)
Net earnings	—	—	347,230	—	—
Other comprehensive income, net of tax	—	—	—	57,297	—
Dividends declared	—	—	(25,881)	—	—
Restricted stock	—	(11,296)	—	—	11,296
Employee stock purchase plan	—	8,310	—	—	4,228
Share-based compensation	—	16,536	—	—	74
Repurchase of common stock (1)	—	—	—	—	(328,112)
Other	—	(1,070)	—	—	1,070
September 30, 2025	$49,187	$160,420	$4,182,422	$(185,928)	$(1,676,620)

	For the three months ended September 30, 2025
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
June 30, 2025	$49,187	$149,650	$4,066,497	$(168,117)	$(1,385,497)
Net earnings	—	—	124,832	—	—
Other comprehensive loss, net of tax	—	—	—	(17,811)	—
Dividends declared	—	—	(8,907)	—	—
Restricted stock	—	(9)	—	—	9
Employee stock purchase plan	—	4,653	—	—	1,904
Share-based compensation	—	6,126	—	—	—
Repurchase of common stock (1)	—	—	—	—	(293,036)
September 30, 2025	$49,187	$160,420	$4,182,422	$(185,928)	$(1,676,620)

(1) For the three and nine months ended September 30, 2026, the Corporation repurchased approximately 538,000 and 580,000 shares of its common stock, respectively. For the three and nine months ended September 30, 2025, the Corporation repurchased approximately 582,000 and 684,000 shares of its common stock, respectively.

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

Management is required to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. Actual results may differ from these estimates. The most significant of these estimates includes the estimate of costs to complete using the over-time revenue recognition accounting method, pension plan and postretirement obligation assumptions, estimates for inventory obsolescence, fair value estimates around assets and assumed liabilities from acquisitions, estimates for the valuation and useful lives of intangible assets, legal reserves, and the estimate of future environmental costs. Changes in estimates of contract sales, costs, and profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. Accordingly, the effect of the changes on future periods of contract performance is recognized as if the revised estimate had been the original estimate. During the three and nine months ended September 30, 2026 and 2025, there were no significant changes in estimated contract costs. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these financial statements.

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

New accounting pronouncements not yet adopted

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

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over-time versus at a point-in-time for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Over-time	52%	52%	52%	52%
Point-in-time	48%	48%	48%	48%

Contract backlog represents the remaining performance obligations that have not yet been recognized as revenue. Backlog includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Total backlog was approximately $4.6 billion as of September 30, 2026, of which the Corporation expects to recognize approximately 90% as net sales over the next 36 months. The remainder will be recognized thereafter.

Disaggregation of Revenue

The following table presents the Corporation’s total net sales disaggregated by end market and customer type:

Total Net Sales by End Market and Customer Type	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Aerospace & Defense
Aerospace Defense	$186,356	$161,162	$541,802	$480,471
Ground Defense	95,800	96,789	287,342	291,568
Naval Defense	271,523	245,906	784,662	707,078
Commercial Aerospace	120,400	113,856	345,203	310,051
Total Aerospace & Defense	$674,079	$617,713	$1,959,009	$1,789,168

Commercial
Power & Process	$164,684	$149,900	$505,429	$456,307
General Industrial	113,827	101,557	325,847	305,916
Total Commercial	$278,511	$251,457	$831,276	$762,223

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total	$952,590	$869,170	$2,790,285	$2,551,391

Contract Balances

Timing of revenue recognition and cash collection may result in billed receivables, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. The Corporation’s contract assets primarily relate to its rights to consideration for work completed but not billed as of the reporting date. Contract assets are transferred to billed receivables when the rights to consideration become unconditional. This is typical in situations where amounts are billed as work progresses in accordance with agreed-upon contractual terms or upon achievement of contractual milestones. The Corporation’s contract liabilities primarily consist of customer advances received prior to revenue being earned. Revenue recognized during the three and nine months ended September 30, 2026 included in the contract liabilities balance as of January 1, 2026 was approximately $49 million and $326 million, respectively. Revenue recognized during the three and nine months ended September 30, 2025 included in the contract liabilities balance as of January 1, 2025 was approximately $65 million and $276 million, respectively. Contract assets and contract liabilities are reported in the "Receivables, net" and "Deferred revenue" lines, respectively, within the Condensed Consolidated Balance Sheet.

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

The composition of receivables is as follows:

(In thousands)	September 30, 2026	December 31, 2025
Billed receivables:
Trade and other receivables	$598,366	$526,320
Unbilled receivables (contract assets):
Recoverable costs and estimated earnings not billed, net of progress payments	458,706	412,410
Total Receivables	1,057,072	938,730
Less: Allowance for doubtful accounts	(7,939)	(6,386)
Receivables, net	$1,049,133	$932,344

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

The composition of inventories is as follows:

(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$328,697	$288,353
Work-in-process	168,233	130,522
Finished goods	168,056	146,666
Inventoried costs related to U.S. Government and other long-term contracts, net of progress payments	50,863	49,556
Inventories, net	$715,849	$615,097

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 are as follows:

(In thousands)	Aerospace & Industrial	Defense Electronics	Naval & Power	Consolidated
December 31, 2025	$328,165	$714,602	$649,723	$1,692,490
Foreign currency translation adjustment	(1,051)	(2,610)	(3,047)	(6,708)
September 30, 2026	$327,114	$711,992	$646,676	$1,685,782

6.    OTHER INTANGIBLE ASSETS, NET

Intangible assets are generally the result of acquisitions and consist primarily of purchased technology and customer related intangibles. Intangible assets are amortized over useful lives that range between 1 to 20 years.

The following tables present the cumulative composition of the Corporation’s intangible assets:

	September 30, 2026			December 31, 2025
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$331,232	$(234,775)	$96,457	$334,997	$(226,674)	$108,323
Customer related intangibles	745,337	(443,687)	301,650	748,758	(419,577)	329,181
Programs (1)	144,000	(61,200)	82,800	144,000	(55,800)	88,200
Other intangible assets	54,618	(49,752)	4,866	55,893	(49,216)	6,677
Total	$1,275,187	$(789,414)	$485,773	$1,283,648	$(751,267)	$532,381

(1) Programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program.

Total intangible amortization expense for the nine months ended September 30, 2026 was $45 million, as compared to $54 million in the comparable prior year period. The estimated future amortization expense of intangible assets over the next five years is as follows:

(In millions)
2026	$60
2027	$56
2028	$51
2029	$50
2030	$49

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Debt

The estimated fair value amounts were determined by the Corporation using available market information that is primarily based on quoted market prices for the same or similar issuances as of September 30, 2026. Accordingly, all of the Corporation’s debt is valued as a Level 2 financial instrument. The fair values described below may not be indicative of net realizable value or reflective of future fair values. Furthermore, the use of different methodologies to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
4.24% Senior notes due 2026	$200,000	$199,754	$200,000	$199,556
4.05% Senior notes due 2028	67,500	66,036	67,500	66,769
4.11% Senior notes due 2028	90,000	87,041	90,000	88,712
3.10% Senior notes due 2030	150,000	134,752	150,000	138,721
3.20% Senior notes due 2032	150,000	127,588	150,000	132,996
4.49% Senior notes due 2032	200,000	182,017	200,000	191,143
4.64% Senior notes due 2034	100,000	88,869	100,000	94,153
Total debt	$957,500	$886,057	$957,500	$912,050
Debt issuance costs, net	(974)	(974)	(1,125)	(1,125)
Unamortized interest rate swap proceeds	613	613	1,509	1,509
Total debt, net	$957,139	$885,696	$957,884	$912,434

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

The components of net periodic pension cost/(benefit) for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Service cost	$3,623	$3,837	$10,754	$11,361
Interest cost	8,145	8,880	25,062	26,838
Expected return on plan assets	(16,621)	(17,453)	(50,583)	(52,872)
Amortization of prior service cost	(25)	(10)	(75)	(27)
Amortization of unrecognized actuarial loss	292	1,014	1,225	1,512
Cost of settlements/curtailments	957	1,614	957	1,614
Total net periodic pension benefit	$(3,629)	$(2,118)	$(12,660)	$(11,574)

The Corporation did not make any contributions to the Curtiss-Wright Pension Plan during the nine months ended September 30, 2026, and does not expect to do so throughout the remainder of the year. Contributions to the foreign benefit plans are not expected to be material in 2026.

During both the three and nine months ended September 30, 2026 and September 30, 2025, respectively, the Company recognized settlement charges related to the retirement of former employees. The settlement charges represent events that are accounted for under guidance on employers’ accounting for settlements and curtailments of defined benefit pension plans.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Defined Contribution Retirement Plan

The Company also maintains a defined contribution plan for all non-union employees who are not currently receiving final or career average pay benefits for its U.S. subsidiaries. The employer contributions include both employer match and non-elective contribution components up to a maximum employer contribution of 7% of eligible compensation. During the three and nine months ended September 30, 2026, the expense relating to the plan was $7 million and $25 million, respectively. During the three and nine months ended September 30, 2025, the expense relating to the plan was $6 million and $22 million, respectively.

9.    EARNINGS PER SHARE

Diluted earnings per share was computed based on the weighted-average number of shares outstanding plus all potentially dilutive common shares. A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Basic weighted-average shares outstanding	36,688	37,430	36,822	37,582
Dilutive effect of deferred stock compensation	162	233	168	204
Diluted weighted-average shares outstanding	36,850	37,663	36,990	37,786

There were approximately 9,000 anti-dilutive equity-based awards issuable under equity-based awards that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2026, as they were anti-dilutive based on the average stock price during the period. There were no anti-dilutive shares for the three months ended September 30, 2025. There were approximately 13,000 and 5,000 anti-dilutive shares for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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
Operating results by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Net sales
Aerospace & Industrial	$282,633	$248,016	$805,657	$714,770
Defense Electronics	259,613	253,637	763,888	753,514
Naval & Power	412,056	368,177	1,225,011	1,086,118
Less: Intersegment revenues	(1,712)	(660)	(4,271)	(3,011)
Total net sales	$952,590	$869,170	$2,790,285	$2,551,391

Cost of sales
Aerospace & Industrial	$176,547	$157,340	$510,844	$457,124
Defense Electronics	131,611	124,922	378,186	382,006
Naval & Power	267,928	249,939	815,731	744,710
Total cost of sales	$576,086	$532,201	$1,704,761	$1,583,840

Research and development expenses
Aerospace & Industrial	$7,643	$5,164	$21,620	$18,185

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Defense Electronics	11,395	13,182	39,545	39,389
Naval & Power	4,743	4,834	11,212	11,245
Total research and development expenses	$23,781	$23,180	$72,377	$68,819

Selling expenses
Aerospace & Industrial	$7,259	$6,959	$21,653	$21,273
Defense Electronics	20,991	16,065	56,607	46,999
Naval & Power	19,580	16,997	58,244	51,807
Total selling expenses	$47,830	$40,021	$136,504	$120,079

General and administrative expenses
Aerospace & Industrial	$36,530	$32,543	$108,282	$101,415
Defense Electronics	25,683	25,511	78,796	75,862
Naval & Power	43,403	38,498	132,427	118,107
Total general and administrative expenses	$105,616	$96,552	$319,505	$295,384

Other segment items(2)
Aerospace & Industrial	$1,257	$571	$2,359	$2,406
Defense Electronics	—	—	126	19
Naval & Power	107	188	306	249
Total other segment items	$1,364	$759	$2,791	$2,674

Operating income
Aerospace & Industrial	$53,397	$45,439	$140,899	$114,367
Defense Electronics	69,933	73,957	210,628	209,239
Naval & Power	76,295	57,721	207,091	160,000
Total Segment	199,625	177,117	558,618	483,606
Corporate and Eliminations(1)	(11,703)	(10,866)	(32,496)	(31,843)
Total consolidated	$187,922	$166,251	$526,122	$451,763

Depreciation and amortization expense
Aerospace & Industrial	$7,958	$8,016	$23,999	$23,648
Defense Electronics	7,598	7,702	23,014	22,910
Naval & Power	12,044	14,740	35,738	44,583
Corporate	815	733	2,399	2,178
Total Consolidated	$28,415	$31,191	$85,150	$93,319

Capital expenditures(3)
Aerospace & Industrial	$6,184	$6,482	$19,102	$22,165
Defense Electronics	2,818	2,650	6,079	8,577
Naval & Power	13,510	6,792	27,494	18,325
Corporate	535	976	3,127	2,987
Total Consolidated	$23,047	$16,900	$55,802	$52,054
(1) Corporate and Eliminations includes pension expense, environmental remediation and administrative expenses, legal, and other expenses.
(2) Other segment items includes restructuring expenses associated with the 2026 Restructuring Program in the current period and 2024 Restructuring Program in the prior period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3) Amount is net of grant proceeds for property, plant, and equipment. Refer to the Condensed Consolidated Statements of Cash Flows for more information.
Adjustments to reconcile operating income to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Earnings before taxes:	2026	2025	2026	2025
Total reportable segment operating income	$199,625	$177,117	$558,618	$483,606
Corporate and Eliminations	(11,703)	(10,866)	(32,496)	(31,843)
Interest expense	10,319	10,484	30,186	31,151
Other income, net	338	5,386	34,065	22,398
Earnings before income taxes	$177,941	$161,153	$530,001	$443,010

(In thousands)	September 30, 2026	December 31, 2025
Segment Assets
Aerospace & Industrial	$1,192,129	$1,118,986
Defense Electronics	1,588,993	1,557,858
Naval & Power	2,087,039	2,018,076
Corporate and Other	504,019	526,372
Total consolidated	$5,372,180	$5,221,292

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The cumulative balance of each component of accumulated other comprehensive income (AOCI), net of tax, is as follows:

(In thousands)	Foreign currency translation adjustments, net	Total pension and postretirement adjustments, net	Accumulated other comprehensive income (loss)
December 31, 2024	$(167,193)	$(76,032)	$(243,225)
Other comprehensive income before reclassifications (1)	68,064	4,141	72,205
Amounts reclassified from accumulated other comprehensive income (1)	—	(2,792)	(2,792)
Net current period other comprehensive income	68,064	1,349	69,413
December 31, 2025	$(99,129)	$(74,683)	$(173,812)
Other comprehensive income (loss) before reclassifications (1)	(20,265)	4,381	(15,884)
Amounts reclassified from accumulated other comprehensive income (1)	—	(884)	(884)
Net current period other comprehensive income (loss)	(20,265)	3,497	(16,768)
September 30, 2026	$(119,394)	$(71,186)	$(190,580)
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

Letters of Credit and Other Financial Arrangements

The Corporation enters into standby letters of credit agreements and guarantees with financial institutions and customers primarily relating to guarantees of repayment, future performance on certain contracts to provide products and services, and to secure advance payments from certain international customers. As of both September 30, 2026 and December 31, 2025, there were $25 million of stand-by letters of credit outstanding, respectively. As of September 30, 2026 and December 31, 2025, there were $22 million and $12 million of bank guarantees outstanding, respectively. In addition, the Corporation is required to provide the Nuclear Regulatory Commission financial assurance demonstrating its ability to cover the cost of decommissioning its Cheswick, Pennsylvania facility upon closure, though the Corporation does not intend to close this facility. The Corporation has provided this financial assurance in the form of a $40 million surety bond.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of the Corporation for the three and nine month periods ended September 30, 2026. The financial information as of September 30, 2026 should be read in conjunction with the financial statements for the year ended December 31, 2025 contained in our Form 10-K.

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

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Condensed Consolidated Statements of Earnings
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Sales
Aerospace & Industrial	$281,750	$247,985	14%	$804,434	$714,369	13%
Defense Electronics	258,988	253,159	2%	761,263	751,334	1%
Naval & Power	411,852	368,026	12%	1,224,588	1,085,688	13%
Total sales	$952,590	$869,170	10%	$2,790,285	$2,551,391	9%

Operating income
Aerospace & Industrial	$53,397	$45,439	18%	$140,899	$114,367	23%
Defense Electronics	69,933	73,957	(5%)	210,628	209,239	1%
Naval & Power	76,295	57,721	32%	207,091	160,000	29%
Corporate and other	(11,703)	(10,866)	(8%)	(32,496)	(31,843)	(2%)
Total operating income	$187,922	$166,251	13%	$526,122	$451,763	16%

Interest expense	10,319	10,484	2%	30,186	31,151	3%
Other income, net	338	5,386	(94%)	34,065	22,398	52%

Earnings before income taxes	177,941	161,153	10%	530,001	443,010	20%
Provision for income taxes	(39,054)	(36,321)	(8%)	(111,760)	(95,780)	(17%)
Net earnings	$138,887	$124,832	11%	$418,241	$347,230	20%

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026 vs. 2025		2026 vs. 2025
	Sales	Operating Income	Sales	Operating Income
Organic	10%	14%	9%	17%
Restructuring	—%	—%	—%	—%
Foreign currency	—%	(1%)	—%	(1%)
Total	10%	13%	9%	16%

Sales in the third quarter increased $83 million, or 10%, to $953 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $33 million, $6 million, and $44 million, respectively.

Sales during the nine months ended September 30, 2026 increased $239 million, or 9%, to $2,790 million, compared with the prior year period. On a segment basis, sales from the Aerospace & Industrial, Defense Electronics, and Naval & Power segments increased $90 million, $10 million, and $139 million, respectively. Changes in sales by segment are discussed in further detail in the results by business segment section below.

Operating income in the third quarter increased $22 million, or 13%, to $188 million, and operating margin increased 60 basis points to 19.7% compared with the same period in 2025. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, favorable product mix, as well as

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

the benefits of the Company's restructuring initiatives. These increases were partially offset by higher investment in research and development. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales and favorable product mix. These increases were partially offset by decreases in operating income and operating margin in the Defense Electronics segment, as favorable overhead absorption on higher sales was more than offset by unfavorable product mix and higher investment in research and development.

Operating income during the nine months ended September 30, 2026 increased $74 million, or 16%, to $526 million, and operating margin increased 120 basis points to 18.9%, compared with the same period in 2025. In the Aerospace & Industrial segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales, favorable product mix, as well as the benefits of the Company's restructuring initiatives. These increases were partially offset by higher investment in research and development. In the Naval & Power segment, increases in operating income and operating margin were primarily due to favorable overhead absorption on higher sales as well as favorable product mix. In the Defense Electronics segment, both operating income and operating margin were essentially flat.

Non-segment operating expense in the third quarter and nine months ended September 30, 2026 increased $1 million, or 8%, to $12 million, and $1 million, or 2%, to $32 million, primarily due to higher corporate costs.

Interest expense in the third quarter of $10 million was essentially flat against the comparable prior year period. Interest expense during the nine months ended September 30, 2026 decreased $1 million, or 3%, to $30 million, primarily due to lower borrowings under our revolving Credit Agreement (the “Credit Agreement” or “credit facility”) as well as the repayment of our $90 million 3.85% Senior Notes in February 2025.

Other income, net in the third quarter decreased $5 million, or 94%, to less than $1 million, primarily due to an unrealized loss recognized during the current period on equity securities held for investment purposes. Other income, net during the nine months ended September 30, 2026 increased $12 million, or 52%, to $34 million, primarily due to an unrealized gain recognized during the current period on equity securities held for investment purposes.

The effective tax rate of 21.9% in the third quarter decreased compared to an effective tax rate of 22.5% in the prior year period, primarily due to higher foreign R&D tax credits and increased tax benefits on stock-based compensation. The effective tax rate of 21.1% for the nine months ended September 30, 2026 decreased as compared to an effective tax rate of 21.6%, primarily due to increased tax benefits associated with stock-based compensation.

Comprehensive income in the third quarter was $138 million, compared to comprehensive income of $107 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments in the third quarter resulted in a $3 million comprehensive loss, compared to a $14 million comprehensive loss in the prior year period.
•Net earnings increased $14 million, primarily due to higher operating income.

Comprehensive income during the nine months ended September 30, 2026 was $401 million, compared to comprehensive income of $405 million in the prior year period. The change was primarily due to the following:

•Foreign currency translation adjustments for the nine months ended September 30, 2026 resulted in a $20 million comprehensive loss, compared to a $62 million comprehensive gain in the prior period. The comprehensive loss during the current period was primarily attributed to decreases in the British Pound and Canadian dollar.
•Net earnings increased $71 million, primarily due to higher operating income as well as higher other income, net, from an unrealized gain recognized during the current period on equity securities held for investment purposes.

New orders in the third quarter increased $135 million from the comparable prior year period, due to increases across all segments. New orders in the Aerospace & Industrial segment benefited from increased demand for actuation products on commercial aerospace equipment, as well as increases for industrial vehicle and industrial automation products within our commercial markets. New orders in the Defense Electronics segment increased primarily due to strong demand for aerospace defense and ground defense equipment. In the Naval & Power segment, new orders increased primarily due to the timing of naval defense orders.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

New orders during the nine months ended September 30, 2026 increased $379 million from the comparable prior year period, due to increases across all segments. New orders in the Aerospace & Industrial segment benefited from increased demand for actuation products on aerospace defense and ground defense equipment, as well as increases for industrial vehicle products within our commercial markets. New orders in the Defense Electronics segment increased primarily due to strong demand for ground defense equipment. In the Naval & Power segment, new orders increased primarily due to increased demand for commercial nuclear and process products. Changes in new orders by segment are discussed in further detail in the "Results by Business Segment" section below.

RESULTS BY BUSINESS SEGMENT

Aerospace & Industrial

The following tables summarize sales, operating income and margin, and new orders within the Aerospace & Industrial segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Sales	$281,750	$247,985	14%	$804,434	$714,369	13%
Operating income	53,397	45,439	18%	140,899	114,367	23%
Operating margin	19.0%	18.3%	70 bps	17.5%	16.0%	150 bps

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026 vs. 2025		2026 vs. 2025
	Sales	Operating Income	Sales	Operating Income
Organic	14%	21%	12%	25%
Restructuring	—%	(2%)	—%	—%
Foreign currency	—%	(1%)	1%	(2%)
Total	14%	18%	13%	23%

Sales in the Aerospace & Industrial segment are primarily generated from the general industrial and aerospace & defense markets, and, to a lesser extent, the power & process markets.

Sales in the third quarter increased $33 million, or 14%, to $282 million from the prior year period. In the aerospace defense market, sales increased $13 million primarily due to higher demand for actuation equipment and sensors products supporting various domestic fighter jet programs. Sales in the commercial aerospace market primarily benefited from higher OEM demand for sensors products and surface treatment services on various narrowbody and widebody platforms. In the naval defense market, sales increased primarily due to higher demand for electromechanical actuation equipment. Sales in the general industrial market benefited $10 million primarily from higher sales of industrial vehicle products to domestic on-highway and global off-highway vehicle platforms.

Sales during the nine months ended September 30, 2026 increased $90 million, or 13%, to $804 million from the prior year period. In the commercial aerospace market, sales increased $34 million primarily due to higher OEM sales of actuation equipment, sensors products, and surface treatment services on narrowbody and widebody platforms. Sales in the aerospace defense market benefited $23 million from higher demand for sensors products and actuation equipment supporting various domestic and international fighter jet programs. In the naval defense market, sales increased $11 million primarily due to higher demand for electromechanical actuation equipment. Sales in the general industrial market benefited $20 million primarily from higher sales of industrial vehicle products to global on-highway and off-highway vehicle platforms.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Operating income in the third quarter increased $8 million, or 18%, to $53 million from the prior year period, and operating margin increased 70 basis points to 19.0%, primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable product mix. These increases were partially offset by higher investment in research and development.

Operating income during the nine months ended September 30, 2026 increased $27 million, or 23%, to $141 million from the prior year period, and operating margin increased 150 basis points to 17.5%, primarily due to favorable overhead absorption on higher sales, the benefits of the Company's restructuring initiatives, and favorable product mix. These increases were partially offset by higher investment in research and development.

New orders in the third quarter increased $21 million primarily due to increased demand for actuation products on commercial aerospace equipment, as well as increases for industrial vehicle and industrial automation products within our commercial markets.

New orders during the nine months ended September 30, 2026 increased $122 million primarily due to increased demand for actuation products on aerospace defense and ground defense equipment, as well as increases for industrial vehicle products within our commercial markets.

Defense Electronics

The following tables summarize sales, operating income and margin, and new orders within the Defense Electronics segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Sales	$258,988	$253,159	2%	$761,263	$751,334	1%
Operating income	69,933	73,957	(5%)	210,628	209,239	1%
Operating margin	27.0%	29.2%	(220 bps)	27.7%	27.8%	(10 bps)

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026 vs. 2025		2026 vs. 2025
	Sales	Operating Income	Sales	Operating Income
Organic	2%	(6%)	1%	1%
Restructuring	—%	—%	—%	—%
Foreign currency	—%	1%	—%	—%
Total	2%	(5%)	1%	1%

Sales in the Defense Electronics segment are primarily to the defense markets and, to a lesser extent, the commercial aerospace market.

Sales in the third quarter increased $6 million, or 2%, to $259 million from the prior year period. Sales in the aerospace defense market benefited primarily due to higher sales of embedded computing equipment supporting various helicopter and international fighter jet programs, partially offset by the timing of production for unmanned aerial vehicle (UAV) programs. In the ground defense market, sales increased primarily due to higher international demand for turret drive stabilization systems. These increases were partially offset by lower sales in the commercial aerospace market, primarily due to the timing of sales of avionics equipment to OEM customers.

Sales during the nine months ended September 30, 2026 increased $10 million, or 1%, to $761 million from the prior year period. Sales in the aerospace defense market benefited $23 million primarily due to higher demand for embedded computing

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

and avionics equipment on various fighter jet and UAV programs, partially offset by the timing of sales on various helicopter programs. In the ground defense market, sales decreased primarily due to the timing of tactical communications equipment sales. Lower sales in the naval defense market were primarily due to the timing of embedded computing equipment sales supporting various domestic and international programs.

Operating income in the third quarter decreased $4 million, or 5%, to $70 million compared to the prior year period, and operating margin decreased 220 basis points from the prior year period to 27.0%, as favorable overhead absorption on higher sales was more than offset by unfavorable product mix and higher investment in research and development.

Operating income during the nine months ended September 30, 2026 increased $1 million, or 1%, to $211 million, while operating margin decreased 10 basis points from the prior year period to 27.7%, as favorable overhead absorption on higher sales was essentially offset by unfavorable product mix.

New orders in the third quarter increased $67 million primarily due to strong demand for aerospace defense and ground defense equipment.

New orders during the nine months ended September 30, 2026 increased $218 million primarily due to strong demand for ground defense equipment, including turret technologies and tactical communications products.

Naval & Power

The following tables summarize sales, operating income and margin, and new orders within the Naval & Power segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Sales	$411,852	$368,026	12%	$1,224,588	$1,085,688	13%
Operating income	76,295	57,721	32%	207,091	160,000	29%
Operating margin	18.5%	15.7%	280 bps	16.9%	14.7%	220 bps

Components of sales and operating income increase (decrease):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026 vs. 2025		2026 vs. 2025
	Sales	Operating Income	Sales	Operating Income
Organic	12%	32%	13%	29%
Restructuring	—%	—%	—%	—%
Foreign currency	—%	—%	—%	—%
Total	12%	32%	13%	29%

Sales in the Naval & Power segment are primarily to the naval defense and power & process markets, and, to a lesser extent, the aerospace defense market.

Sales in the third quarter increased $44 million, or 12%, to $412 million from the prior year period. In the naval defense market, sales increased $20 million primarily due to the timing of production on the Virginia-class and Columbia-class submarine programs, as well as higher aftermarket sales supporting aircraft carrier refueling and overhaul projects. Sales in the power & process market increased $16 million primarily due to higher sales of commercial nuclear solutions supporting next-generation advanced reactors as well as higher government nuclear sales. In the aerospace defense market, sales benefited primarily due to higher sales of arresting systems equipment supporting various domestic and international customers.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Sales during the nine months ended September 30, 2026 increased $139 million, or 13%, to $1,225 million from the prior year period. In the naval defense market, sales increased $71 million primarily due to the timing of production on the Virginia-class submarine program as well as higher aftermarket sales supporting aircraft carrier refueling and overhaul projects. Sales in the power & process market increased $51 million primarily due to higher sales of commercial nuclear solutions supporting next-generation advanced reactors, higher aftermarket sales supporting the maintenance of existing operating reactors, as well as higher government nuclear sales. In the aerospace defense market, sales increased $16 million primarily due to higher sales of arresting systems equipment supporting various domestic and international customers.

Operating income in the third quarter increased $19 million, or 32%, to $76 million, and operating margin increased 280 basis points from the prior year period to 18.5%, primarily due to favorable overhead absorption on higher sales and favorable product mix.

Operating income during the nine months ended September 30, 2026 increased $47 million, or 29%, to $207 million, and operating margin increased 220 basis points from the prior year period to 16.9%, primarily due to favorable overhead absorption on higher sales as well as favorable product mix.

New orders in the third quarter increased $47 million primarily due to the timing of naval defense orders.

New orders during the nine months ended September 30, 2026 increased $39 million primarily due to an increase in demand for commercial nuclear and process products.

SUPPLEMENTARY INFORMATION

The table below depicts sales by end market and customer type, as it helps provide an enhanced understanding of our businesses and the markets in which we operate. The table has been included to supplement the discussion of our consolidated operating results.

Total Net Sales by End Market and Customer Type	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	% change	2026	2025	% change
Aerospace & Defense markets:
Aerospace Defense	$186,356	$161,162	16%	$541,802	$480,471	13%
Ground Defense	95,800	96,789	(1%)	287,342	291,568	(1%)
Naval Defense	271,523	245,906	10%	784,662	707,078	11%
Commercial Aerospace	120,400	113,856	6%	345,203	310,051	11%
Total Aerospace & Defense	$674,079	$617,713	9%	$1,959,009	$1,789,168	9%

Commercial markets:
Power & Process	$164,684	$149,900	10%	$505,429	$456,307	11%
General Industrial	113,827	101,557	12%	325,847	305,916	7%
Total Commercial	$278,511	$251,457	11%	$831,276	$762,223	9%

Total Curtiss-Wright	$952,590	$869,170	10%	$2,790,285	$2,551,391	9%

Aerospace & Defense markets
Sales in the third quarter increased $56 million, or 9%, to $674 million against the comparable prior year period. Sales in the aerospace defense market increased primarily due to higher demand for actuation equipment and sensors products supporting various international fighter jet programs as well as increased sales of embedded computing equipment supporting various helicopter and fighter jet programs. Sales increases in the naval defense market were primarily due to the timing of production

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

on the Virginia-class and Columbia-class submarine programs, as well as higher aftermarket sales supporting aircraft carrier refueling and overhaul projects. In the commercial aerospace market, sales increased primarily due to higher OEM demand for sensors products and surface treatment services on various narrow-body and wide-body platforms. Sales in the ground defense market were essentially flat.

Sales during the nine months ended September 30, 2026 increased $170 million, or 9%, to $1,959 million. Sales in the aerospace defense market increased primarily due to higher demand for sensors products and actuation equipment supporting various domestic and international fighter jet programs, higher demand for embedded computing and avionics equipment on various fighter jet and UAV programs, as well as higher sales of arresting systems equipment supporting various domestic and international customers. These increases were partially offset by the timing of sales on various helicopter programs. Sales increases in the naval defense market were primarily due to the timing of production on the Virginia-class submarine program, higher aftermarket sales supporting aircraft carrier refueling and overhaul projects, as well as higher demand for electromechanical actuation equipment. In the commercial aerospace market, sales increased primarily due to higher OEM sales of actuation equipment, sensors products, and surface treatment services on narrowbody and widebody platforms. These market increases were partially offset by lower sales in the ground defense market due to the timing of tactical communications equipment sales.

Commercial markets
Sales in the third quarter increased $27 million, or 11%, to $279 million against the comparable prior year period. Sales in the power & process market increased primarily due to higher sales of commercial nuclear solutions supporting next-generation advanced reactors as well as higher government nuclear sales. Sales in the general industrial market benefited primarily from higher sales of industrial vehicle products to domestic on-highway and global off-highway vehicle platforms.

Sales during the nine months ended September 30, 2026 increased $69 million, or 9%, to $831 million. Sales in the power & process market increased primarily due to higher commercial nuclear aftermarket sales supporting the maintenance of existing operating reactors, higher sales supporting next-generation advanced reactors, as well as higher government nuclear sales. Sales in the general industrial market benefited primarily from higher sales of industrial vehicle products to global on-highway and off-highway vehicle platforms.

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

Condensed Consolidated Statements of Cash Flows	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025
Cash provided by (used for):
Operating activities	$355,942	$290,658
Investing activities	(54,910)	(53,330)
Financing activities	(387,087)	(409,981)
Effect of exchange-rate changes on cash	(4,177)	13,038
Net decrease in cash and cash equivalents	$(90,232)	$(159,615)

Net cash provided by operating activities increased $65 million from the prior year period, primarily due to higher cash earnings.

Net cash used for investing activities increased $2 million from the prior year period, primarily due to higher capital expenditures during the current period.

CURTISS-WRIGHT CORPORATION and SUBSIDIARIES
PART I - ITEM 2
MANAGEMENT’S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS, continued

Net cash used for financing activities decreased $23 million from the prior year period, primarily due to the repayment of our $90 million 3.85% Senior Notes in February 2025. This decrease was partially offset by higher repurchases of common stock during the current period. Refer to the "Financing Activities" section below for further details.

Financing Activities

Debt

The Corporation’s debt outstanding had an average interest rate of 3.8% for both the three and nine months ended September 30, 2026, respectively, and 3.8% for both the three and nine months ended September 30, 2025, respectively. The Corporation’s average debt outstanding was approximately $962 million for both the three and nine months ended September 30, 2026, respectively, and approximately $982 million and $988 million for the three and nine months ended September 30, 2025, respectively.

Credit Agreement

As of September 30, 2026, the Corporation had approximately $25 million in letters of credit supported by the credit facility. The unused credit available under the credit facility as of September 30, 2026 was $975 million, which could be borrowed without violating any of our debt covenants.

Repurchase of common stock

During the nine months ended September 30, 2026, the Corporation repurchased approximately 580,000 shares of its common stock for $382 million. During the nine months ended September 30, 2025, the Corporation repurchased approximately 684,000 shares of its common stock for $325 million.

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

Dividends

The Corporation made dividend payments of $18 million and $17 million during the nine months ended September 30, 2026 and September 30, 2025, respectively. Additionally, beginning in the second quarter of 2026, the Corporation increased its quarterly dividend to $0.26 per share.

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

As of September 30, 2026, we had the ability to borrow additional debt of $2.7 billion without violating our debt to capitalization covenant.

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

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2026. Information regarding market risk and market risk management policies is more fully described in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of our 2025 Annual Report on Form 10-K.

Item 4.                      CONTROLS AND PROCEDURES

As of September 30, 2026, our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2026 insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

There have been no material changes in our Risk Factors during the nine months ended September 30, 2026. Information regarding our Risk Factors is more fully described in "Item 1A. Risk Factors" of our 2025 Annual Report on Form 10-K.

 Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchase of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2026.

	Total Number of shares purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar amount of shares that may yet be Purchased Under the Program
July 1 - July 31	7,068	$739.41	49,038	$220,501,830
August 1 - August 31	454,216	$671.52	503,254	115,486,939
September 1 - September 30	76,356	$552.75	579,610	173,281,381
For the quarter ended September 30, 2026	537,640	$655.54	579,610	$173,281,381

In November 2025, the Corporation entered into two written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first trading plan includes purchases in the total amount of $60 million executed equally over the course of calendar year 2026. This written trading plan took effect on January 2, 2026 and will cease on December 31, 2026. The second trading plan includes potential purchases totaling $100 million, which took effect on January 2, 2026 (the “Conditional Share Repurchase Plan”). The Conditional Share Repurchase Plan is subject to a price limit where the Corporation would not purchase shares. During the third quarter of 2026, as the price limit in which the Company is permitted to buy shares under the Conditional Share Repurchase Plan was triggered, the Company completed purchases of $100 million under this plan.

During the third quarter, the Corporation entered into three written trading plans under Rule 10b5-1 of the Exchange Act. The Company implemented these written trading plans in connection with its previously announced share repurchase programs. The first two trading plans, which included individual purchases of $100 million each ($200 million in total), took effect on August 10, 2026, and August 18, 2026, respectively, and were completed prior to September 30, 2026. The third trading plan, which includes purchases in the total amount of $100 million, took effect on September 10, 2026 and was completed by the end of October.

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                      OTHER INFORMATION

Director Nomination Process

There have been no material changes in our procedures by which our security holders may recommend nominees to our board of directors during the nine months ended September 30, 2026. Information regarding security holder recommendations and nominations for directors is more fully described in the section entitled “Stockholder Nominations for Directors” of our 2026 Proxy Statement on Schedule 14A, which is incorporated by reference to our 2025 Annual Report on Form 10-K.

Insider Adoption or Termination of Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name	Title	Action	Character of Trading Arrangement(1)	Adoption Date	Earliest Sale Date	Expiration Date(2)	Aggregate # of securities to be purchased or sold(3)
John C. Watts	Executive Vice President and Chief Growth Officer	Adoption	Rule 10b5-1 Trading Arrangement	September 2, 2026	December 2, 2026	November 23, 2027	666

1.Except as indicated by footnote, the trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended.

2.The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales, (b) the date listed in the table, or (c) such date the trading arrangement is otherwise terminated according to its terms. The trading arrangement also provides for automatic expiration in the event of death, dissolution, bankruptcy, or insolvency of the adopting person.

3.The volume of sales is based on pricing triggers outlined in the Rule 10b5-1 trading Arrangement.

Item 6.                      EXHIBITS

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-A12B/A	May 24, 2005

3.2	Amended and Restated Bylaws of the Registrant	8-K	May 18, 2015

31.1	Certification of Lynn M. Bamford, Chair and CEO, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

31.2	Certification of Gary A. Ogilby, Interim Chief Financial Officer, Pursuant to Rules 13a – 14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended			X

32	Certification of Lynn M. Bamford, Chair and CEO, and Gary A. Ogilby, Interim Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Taxonomy Extension Schema Document			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CURTISS-WRIGHT CORPORATION
(Registrant)

By:     /s/ Gary A. Ogilby
Gary A. Ogilby
Senior Vice President, Interim Chief Financial Officer, and Corporate Controller
Dated: November 5, 2026